Form 10-K405
period 1997-12-31
HAWKER PACIFIC AEROSPACE
filed 1998-03-30
CIK 1049625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

(MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                 TO                .
                                         ---------------    ---------------

                COMMISSION FILE NUMBER:  0-29490


                    HAWKER PACIFIC AEROSPACE
     (Exact name of registrant as specified in its charter)

           CALIFORNIA                         95-3528840
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


11240 SHERMAN WAY, SUN VALLEY, CALIFORNIA      91352
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                         (818) 765-6201
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, NO PAR VALUE
                     (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES              NO  X
                                                 ---             ---

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 12, 1998, was approximately $26,503,460. The number of shares of common stock outstanding on March 12, 1998 was 5,822,222 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS

GENERAL

     Hawker Pacific Aerospace ("Hawker Pacific" or the "Company") repairs and overhauls aircraft and helicopter landing gear, hydromechanical components and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors and original equipment manufacturers ("OEMs"). In addition, the Company distributes and sells new and overhauled spare parts and components for both fixed wing aircraft and helicopters. During the year ended December 31, 1997, the Company had in excess of 440 customers, several of which have entered into long-term service contracts with the Company, including Federal Express Corporation ("FedEx"), American Airlines, Inc. ("American Airlines"), the United States Coast Guard (the "USCG"), and US Airways, Inc. ("US Airways"). On February 4, 1998, the Company completed its acquisition (the "BA Acquisition") of substantially all of the assets of the landing gear repair and overhaul operations (the "BA Assets") of British Airways plc ("British Airways"). The Company believes the BA Acquisition will provide it with a base in the United Kingdom from which to expand its international repair and overhaul operations significantly and position itself to become the global leader in its markets. See "--Recent Developments."

     The Company believes it is well positioned to benefit from the following aviation industry trends that are driving increased demand for third-party repair, overhaul and spare parts inventory management services: (i) the increase in worldwide air traffic associated with the addition of new aircraft and more frequent use of existing aircraft; (ii) the outsourcing by aircraft operators of services previously handled internally; (iii) the break-up of monopolistic aircraft maintenance consortiums; and (iv) an increase in regulatory pressure and consumer emphasis on the traceability of aircraft parts.

     Hawker Pacific was incorporated in 1980 in California as a distributor of aircraft parts and certain other consumer products and began providing aircraft repair and overhaul services in 1987. In November 1996, BTR Dunlop, Inc. sold all of the outstanding capital stock of the Company to certain of the Company's current shareholders. See "Certain Relationships and Related Transactions." Unless the context otherwise requires, all references henceforth to the "Company" or "Hawker Pacific" shall also include Hawker Pacific Aerospace Limited, a wholly-owned United Kingdom subsidiary formed in November 1997. The Company's principal executive offices are located at 11240 Sherman Way, Sun Valley, California 91352, and its telephone number is
(818) 765-6201.

RECENT DEVELOPMENTS

     INITIAL PUBLIC OFFERING. On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock ("Common Stock") through several underwriters represented by EVEREN Securities, Inc. and The Seidler Companies Incorporated. Of the 2,766,667 shares of Common Stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of Common Stock pursuant to the exercise of an over-allotment option granted to the underwriters by the principal shareholder. The Registration Statement for the Offering (Registration No. 333-40295) was declared effective by the Securities and Exchange Commission (the "SEC") on January 29, 1998. The Company received net proceeds of approximately $17.8 million net of expenses of approximately $3.0 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for the BA Assets and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The Company intends to use the remaining net proceeds for working capital and general corporate purposes.

     In November 1997, the Company effected a 579.48618 for one stock split of its outstanding Common Stock and in January 1998, effected a one for
 .9907406 reverse stock split of its outstanding Common Stock. Immediately before the closing of the Offering, all of the outstanding shares of the Company's Series A Preferred Stock were converted into an aggregate of 250,000 shares of Common Stock. Unless otherwise indicated, the information set forth in this Annual Report reflects such stock split and reverse stock split of the Common Stock and the conversion of the Series A Preferred Stock.

     ACQUISITION OF CERTAIN ASSETS OF BRITISH AIRWAYS. On February 4, 1998 (the "Acquisition Date"), the Company completed its acquisition of the BA Assets. The BA Assets represent the assets of British Airways Engineering used to service landing gear primarily on British Airways' aircraft. The purchase price for the BA Assets was approximately L11.3 million (approximately $18.5 million at the Acquisition Date), subject to adjustment to reflect certain changes to the quantity and condition of the assets purchased and the potential purchase of one landing gear shipset priced at L1.8 million ($2.9 million at the Acquisition Date.) As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement on February 4, 1998 for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

MARKET AND INDUSTRY OVERVIEW

     The aviation aftermarket consists of the servicing and support of aircraft after delivery of aircraft to operators by OEMs. The Company provides aftermarket landing gear repair and overhaul services and related spare parts to a variety of customers in the aviation industry. In March 1997, Dillon Read & Co., Inc. ("Dillon Read") estimated the current global aviation aftermarket to be $47 billion annually and projected that it would grow to $60 billion by the year 2000.

     INCREASED AVIATION ACTIVITY. Boeing's 1997 Current Market Outlook (the "Boeing Outlook") projects that global air travel will increase by 75% through the year 2006. Average passenger seat miles flown are also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other Asian nations where only a small percentage of the population has flown to date. In order to accommodate growing demand, aircraft operators will be required to increase the size of their aircraft fleets. The Boeing Outlook projects that the global fleet of aircraft will grow from 11,500 aircraft at the end of 1996 to over 16,000 aircraft in 2006 and 23,000 aircraft in 2016. Increases in passenger travel, air cargo services and the number of aircraft in service increase the demand for repair and overhaul services. In addition, the Federal Aviation Administration (the "FAA") requires aircraft landing gear to be overhauled every seven to ten years. As a result, the growth in the number of aircraft over the past 15 years is expected to create immediate and consistent demand for landing gear repair and overhaul services, which will most likely continue as the number of new aircraft in service grows. Further, because start-up airlines generally do not invest in the infrastructure necessary to service their aircraft, such airlines outsource all or most of their repair and overhaul services.

     OUTSOURCING OF REPAIR AND OVERHAUL SERVICES. While the overall air transportation industry has grown significantly over the past decade, commercial airlines have not experienced consistent earnings growth over the same period. As a result, many aircraft operators have recognized outsourcing as an opportunity to reduce operating costs, working capital investment and turnaround time. In March 1997, Dillon Read estimated the outsourced military and government market to be $9 billion and the third party market to be $12 billion. Outsourcing allows aircraft operators to benefit from the expertise of service providers such as the Company who have developed specialized repair techniques and achieved economies of scale unavailable to individual operators. Additionally, outsourcing allows aircraft operators to limit their capital investment in infrastructure and personnel by eliminating the need for the equipment, sophisticated information systems technology and inventory required to repair and overhaul landing gear and hydromechanical components effectively. Dillon Read also estimated in March 1997 that approximately 40%, 35% and 95%, respectively, of commercial, military and general aviation functions are currently outsourced. Having recently awarded to the Company large contracts for outsourcing of repair and overhaul services, American Airlines and British Airways exemplify this growing trend. As aircraft operators continue to become more cost and value conscious, the Company expects the trend toward outsourcing to continue.

     BREAK-UP OF MONOPOLISTIC AIRCRAFT MAINTENANCE CONSORTIUMS. Until recently, European aircraft operators attempted to realize cost savings by forming repair consortiums to provide maintenance, repair and overhaul services for their aircraft. Within these repair consortiums, each member was responsible for providing the consortium's other members with maintenance, repair and overhaul services for certain specified aircraft components. Over time, these members have begun subcontracting their maintenance, repair and overhaul services to independent service providers whom they subject to a competitive bidding process to obtain the work. The Company believes that this trend will provide it with opportunities to expand substantially its European customer base.

     GREATER EMPHASIS ON TRACEABILITY. Due to concerns regarding unapproved aircraft spare parts, regulatory authorities have focused on the level of documentation which must be maintained on aircraft spare parts. As a result, aircraft operators increasingly demand that third party service providers provide complete traceability of all parts used in the repair and overhaul process. The sophistication required to track the parts histories of an inventory consisting of thousands of aircraft spare parts is considerable. For example, an overhaul of a 747 aircraft shipset requires the handling and tracking of over 2,500 parts. This has required companies to invest heavily in information systems technology. The Company has developed and maintains a proprietary management information system that enables it to comply with its customer's contract specifications and enables its customers to comply with governmental regulations concerning traceability of spare parts.

COMPANY OPERATIONS

REPAIR AND OVERHAUL

     The primary reasons for removing landing gear or hydromechanical components from an aircraft for servicing are: (i) the number of takeoffs and landings or years since a landing gear's last overhaul have reached the time between overhaul limit and it must be overhauled or (ii) the landing gear or hydromechanical component has been damaged or is not performing optimally. The cost of servicing landing gear or hydromechanical components that have been removed varies depending upon the age and type of aircraft and the extent of the repairs being performed.

     Each overhaul of landing gear can involve numerous separate parts and work orders. For example, the Boeing 737 nose landing gear calls for over 290 parts and related work orders while the Boeing 747-200 nose gear calls for over 650 parts and related work orders. Generally, the Company performs these overhauls in approximately six to eight weeks. Hydromechanical component overhauls can involve 200 or more parts and over 25 separate work orders and are performed in approximately two to four weeks. In order to achieve this throughput, the Company must perform many parallel processes and integrate numerous components just before final assembly. Completing this complex overhaul work within the time constraints set by aircraft operators has led the Company to develop a highly managed systems-driven process, which is facilitated by its highly specialized management information systems described in more detail below. The stages of the overhaul process include the following:

     DISASSEMBLY, CLEANING AND INSPECTION. Upon receiving a landing gear shipset or a hydromechanical component, the Company's technicians disassemble the unit into its parts, a process which requires special tooling and expertise. Each part is completely cleaned to allow for comprehensive inspection, testing and evaluation of part size, structural integrity and material tolerances. The Company uses a detailed checklist and reporting procedure to create a work order documenting the state of each part inspected and indicating the extent of repair or overhaul to be performed. Technicians tag all parts which need to be replaced or reworked and electronically prepare bills of material and requisitions to the Company's parts and production departments for inventory and scheduling purposes. An internal sales order is created concurrently with the work order for shipping, pricing, billing and delivery purposes. The Company utilizes its management information system throughout this process to reduce the amount of detailed inspection time required. See "--Management Information Systems and Quality Assurance."

     The work completed in the disassembly and inspection process enables the Company to obtain detailed information concerning which parts can be reused or repaired and which must be replaced, as well as the approximate labor needed to complete the job. The Company's computer system identifies and tracks the parts and associated work orders from each landing gear or hydromechanical component throughout the overhaul process in order to maintain the integrity of the landing gear or hydromechanical component the Company services. Shop travelers provide a complete, detailed listing of all repair and overhaul work steps and processes. Once disassembled, the individual parts are washed, visually inspected for obvious damage and permanently identified using the internal work order number assigned to that delivery order. Major and minor parts are then processed for engineering evaluation and disposition of required repair work steps.

     PARTS REWORK, REPLACEMENT AND REASSEMBLY. The next phase of an overhaul involves reworking existing parts to specifications set by the Company's customers. This entails a combination of machining, plating, heat treatment, metal reshaping, surface finishing and restoration of organic finish. At this phase, each part is accompanied by the customized bar-coded traveler which facilitates the computerized prioritization and tracking of a part through the rework phase. Tight control is maintained over scheduling for each part, enabling the Company to remain within its required turnaround time. The Company performs the majority of the repair and overhaul procedures in its facilities using proprietary or specialized repair techniques. In addition, the Company utilizes in-house manufacturing capabilities to fabricate certain parts used in the overhaul process that are otherwise difficult to obtain. If a part cannot be reclaimed, the Company may install either a new part or a previously-reworked part from inventory. The Company maintains an inventory of serviceable parts that it has reworked for this purpose. Overhauling parts or using serviceable parts from inventory in lieu of new parts generally lowers customer costs and increases the Company's margins in comparison to an overhaul that consists of exclusively new spare parts. In addition, these manufacturing and service capabilities are integral to the Company's competitive position because they enable the Company to maintain or increase the quality of work performed and significantly reduce cost and turnaround time relative to its competitors.

     INSPECTION AND SHIPPING. After completing the rework phase of the overhaul/repair process, each part is delivered to the assembly area where the end unit is assembled, tested and final inspection is completed. Once the end unit assembly has been accepted through final inspection it is moved to shipping, where it is packaged and prepared for dispatch.

     PRICING. The Company offers its customers different pricing arrangements for its repair and overhaul services. Pricing generally depends on the volume and complexity of the work performed, the kind and number of new or remanufactured spare parts used in the repair or overhaul and the required turnaround time. For many of its customers, the Company exchanges a previously overhauled shipset from its inventory for an as-removed shipset from customer's aircraft upon which the Company charges the customer a fixed overhaul fee. Upon completing the overhaul of the as-removed shipset, the Company charges the customer an additional fee for spare parts or extra services required to overhaul the landing gear to the customer's specifications. The Company typically bills a substantial portion of the repair and overhaul fee to the customer up-front upon receiving its as-removed shipset and generally receives payment for this portion of the overhaul fee before completing the overhaul. When the Company overhauls a shipset without exchanging an overhauled gear assembly from its inventory, the Company charges one fee, which includes all parts and labor charges, upon delivering the overhauled shipset to the operator. Pursuant to the Company's standard payment terms, invoices are due within 30 days after receipt. The Company typically offers a discount of up to 1.5% on payment made within 13 days of receipt of an invoice.

     With certain of its customers for whom the Company regularly provides parts and services on entire fleets or large numbers of aircraft, the Company utilizes a flat fee fixed price arrangement which it typically sets forth in long-term service agreements. Pursuant to the Company's service agreements, the Company performs repair and overhaul services on a scheduled or as-needed basis. Pricing depends on the volume and type of aircraft landing gear or hydromechanical component to be serviced and the required turnaround time. Under its long-term service agreements, the Company is able to plan in advance for equipment and inventory requirements and can achieve efficiencies in labor hours and materials usage relative to the estimate on which the contract price was based.

PARTS DISTRIBUTION

     GENERAL. Aircraft spare parts are classified within the industry as (i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as-removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other distributors. An overhauled part has been disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as-removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

     PARTS SALES. The Company sells factory new, FAA-approved parts manufactured by approximately 80 OEMs, including Societe D'Application Des Machines Motrices ("SAMM"), Dunlop Equipment Division, Parker Hannifin Corporation ("Parker Hannifin") and Messier-Bugatti and overhauled aircraft spare parts to a diverse base of customers in the aviation industry. The Company believes that it provides customers with value added parts distribution services by offering immediate availability, broad product lines, technical assistance and additional services.

CUSTOMERS

     COMMERCIAL. During the year ended December 31, 1997, the Company served a broad base of over 440 domestic and international customers in the aviation industry. The Company's customers include FedEx, American Airlines, US Airways, United Air Lines, Inc., Continental Airlines, Inc., Continental Express, Inc. and Westair Commuter Airlines, Inc. The Company's largest customer, FedEx, accounted for approximately 18.4% of its sales for the year ended December 31, 1996 and 19.3% for the year ended December 31, 1997. In 1994, the Company entered into an agreement with FedEx, which has been amended to extend the term to 2007 and to expand the Company's services to include additional types of aircraft, to provide spare parts and repair and overhaul services at a fixed price for most aircraft in FedEx's fleet. The Company also has a seven-year exclusive agreement with American Airlines expiring in June 30, 2005 to service landing gear on all Boeing 757 aircraft within its fleet on a flat-fee basis. The Company believes that the long-term relationships that it has developed with many of its customers provide the Company with an ongoing base of business and an excellent source of new business opportunities.

     GOVERNMENT CONTRACTS. Sales to the United States government and its agencies were approximately $4,491,000 (11.5% of revenues) and $2,714,000 (6.6% of revenues) in the years ended December 31, 1996 and December 31, 1997, respectively. The Company's largest government customer has been the USCG with which the Company has an agreement to provide repair and overhaul services and spare parts on an as-needed, fixed price basis for the USCG's Dauphin II helicopters. The agreement is for a one-year term which the USCG may renew for additional one-year terms through the year 2000. For the years ended December 31,

1996 and December 31, 1997, sales to the USCG accounted for approximately 11.2% and 6.5%, respectively, of the Company's revenues. Because government sales are subject to competitive bidding and government funding, there can be no assurance that such sales will continue at previous levels. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination, the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

     MATERIAL CUSTOMERS. FedEx and the USCG were the only customers who accounted for 10% or more of the Company's total revenues for the year ended December 31, 1996 (pro forma), and FedEx was the only customer who accounted for 10% or more of the Company's total revenues for the year ended December 31, 1997. See "--Risk Factors--Customer Concentration; Concentration of Credit Risks."

     The Company does not consider backlog meaningful to its business.

MANAGEMENT INFORMATION SYSTEMS AND QUALITY ASSURANCE

     The Company utilizes its management information systems to shorten turnaround times for customer orders, increase output, improve inventory management and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The system consists of an automated inspection and routing system, a material resources planning module, a bar-coded shop floor control module, an inventory control and parts tracing module, a tooling calibration module and a general accounting module.

     The system enables the Company to shorten lead times, increase output and improve inventory management by allowing the Company to manage and control the process of detailed parts inspection, materials requisitioning and work order scheduling and release. The system's database contains much of the information required to perform landing gear inspection activities, including illustrated parts catalogues, parts specifications and other technical data. This has largely eliminated the need to update parts catalogues manually and allows an inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access inventory to check on the availability of needed parts, (iii) requisition needed parts from inventory and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed inspection time required in the overhaul process.

     Using the system, all materials utilized and labor performed in connection with a work order are recorded using bar code scanners located throughout the Company's facility. Work order travelers are generated upon commencement of a repair or overhaul and accompany the separate parts of each landing gear or hydromechanical component throughout the overhaul process. After each stage of the process is completed, the employee who performed the work records, using the bar code system, the date of completion, his or her employee identification number, critical dimensions and the quantity processed, accepted or rejected. For each repair or overhaul that it performs, the Company records all essential operations and tests conducted, inspection data on all components repaired, overhauled or exchanged for new components and the sources of all materials issued during the course of the work. This function allows the company to provide more accurate cost and timing estimates to customers, facilitates faster and more accurate preparation of customer invoices and forms the basis of the Company's comprehensive quality assurance program. In addition, shoploading and material requisition personnel receive more accurate planning data. Using the system, management can plan for material requirements in advance so that required materials for a specific unit are on hand in time to facilitate on-time delivery and based upon sales forecasts and actual orders can optimize daily manpower and materials utilization.

EQUIPMENT MAINTENANCE AND TOOLING

     The Company performs all of the maintenance and repair on the equipment used in the repair and overhaul process. The Company's maintenance personnel perform various regularly scheduled maintenance procedures on the Company's equipment on a weekly, monthly and annual basis, and shift operators perform daily preventive maintenance. Precision measurement accessories installed on certain machines, which require periodic calibration, are maintained and serviced by approved vendors and closely monitored by the Company.

     The Company invests significant material and resources to design and construct tooling and fixtures to support its current product line and improve the efficiency of the repair and overhaul process. Manufacturer-designed tooling is typically limited to specialized tools to aid in the disassembly, assembly and testing of a landing gear assembly, such as spanner wrenches and seal installation tools. From time to time, the Company's employees may develop modifications to existing tooling or ideas for new tooling and fixtures in order to accomplish a specific machining or testing operation or to improve the performance of the overhaul process. Tooling and fixtures used in machining and plating operations are conceived, designed and fabricated in-house by the technical personnel involved in the Company's daily operations to improve the labor efficiency of a process and reduce the cost of performing a repetitive process. The Company believes that its ability to design and fabricate tooling used in its operations allows it to maximize efficiencies and enables its customers to realize cost savings and improved turnaround time.

SUPPLIERS AND PROCUREMENT PRACTICES

     The primary sources of parts and components for the Company's overhaul operations and parts distribution business are domestic and foreign airlines, OEMs and aircraft leasing companies. The supply of parts and components for the Company's aftermarket sales is affected by the availability of excess inventories that typically become available for purchase as a result of new aircraft purchases by commercial airlines, which reduce the airline's need for spares supporting the aircraft that have been replaced. Aftermarket supply is also affected by the availability of new parts from OEMs and the availability of older, surplus aircraft that can be purchased for the value of the major parts and components. Although the Company does not have fixed agreements with the majority of its suppliers, it is frequently able to obtain significant price discounts from many of its suppliers because of the volume and regularity of its purchases. The Company has ten-year agreements with Dunlop Limited, Aviation Division and Dunlop Equipment Division (collectively, "Dunlop") that enable it to purchase Dunlop parts at a discount from list price for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. For the years ended December 31, 1996 and December 31, 1997, Dunlop accounted for approximately 27% and 19.3%, respectively, of the total dollar amount of parts purchased by the Company. The Company also has agreements with Messier-Bugatti, SAMM and Eurocopter France that enable the Company to purchase new aircraft parts at discounts from list price.

     Although the Company does not have agreements with many of its suppliers and competes with other parts distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. While the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products, alternative suppliers exist for substantially all of the parts purchased by the Company. See "--Risk Factors--Dependence on Key Suppliers."

     The Company has developed procurement practices to ensure that all supplies received conform to contract specifications. For cost, quality control and efficiency reasons, the Company generally purchases supplies only from vendors with whom the Company has on-going relationships and/or whom the Company's customers have previously approved. The Company has qualified second sources or has identified alternate sources for all of its supplies. However, the inability or delay in obtaining needed parts on a timely basis could have a material adverse effect on the Company. The Company chooses it vendors primarily based on the quality of the parts supplied and record for on-time performance. The Company regularly evaluates and audits its approved vendors based on their performance. Repeated failures to comply with the Company's quality and delivery requirements may ultimately cause the Company to remove a vendor from its approved vendor list.

SALES AND MARKETING

     The Company's sales and marketing strategy is designed to target commercial and government customers with large fleets of aircraft that require regular repair and overhaul of landing gear parts and components. In recent years, the Company has significantly expanded its direct sales efforts toward the goal of increasing its sales from its existing customer base as well as attracting new customers. In particular, the Company focuses its sales efforts on encouraging its existing and prospective customers to enter into long-term agreements with the Company for the repair and overhaul of landing gear on all aircraft within a fleet, or alternatively, to engage the Company to perform repair and overhaul services on several aircraft at once. In its sales and marketing efforts, the Company emphasizes its competitive strengths, including its superior quality of service, competitive pricing, rapid turnaround time and extensive industry experience.

     The Company markets and sells its products and services worldwide both directly through an in-house sales staff and indirectly through a network of independent sales representatives which at December 31, 1997 consisted of approximately 11 employees and 11 sales representatives, respectively. Air Resources, Inc., an aviation sales representative agency ("Air Resources"), markets and sells the Company's products and services to a number of domestic airlines in return for a commission on sales made through Air Resources' efforts. The Company's domestic sales are conducted primarily by Air Resources, which focuses its efforts on major domestic commercial carriers, as well as the Company's in-house sales force. The Company conducts its international sales and marketing through a number of independent agencies based worldwide in such countries as France, Sweden, Mexico and India. Additionally, senior management plays an active role in marketing several of the Company's product lines. The Company's President and Chief Executive Officer, David L. Lokken oversees its sales activities, while the Company's indirect and direct sales representatives report directly to Brian S. Carr, Managing Director of Sun Valley Operations, for landing gear sales and Michael A. Riley, Vice President-Hydromechanical Business Unit, for hydromechanical component sales. The Company's sales staff works closely with engineering and customer support personnel to provide cost effective solutions to maintaining landing gear, stressing the Company's repair and overhaul engineering expertise, turnaround times and component overhauling capabilities.

     In addition, the Company actively participates in many of the major aviation industry gatherings and air shows and hosts groups of aircraft operators at technical and other meetings. In certain instances, the Company bids on government contracts for certain lines through its government contracts department, which coordinates with the Company's sales and marketing team.

GROWTH STRATEGY

     The key elements of the Company's growth strategy include the following:

     PURSUE ADDITIONAL INTERNATIONAL GROWTH OPPORTUNITIES. The Company believes that the international aviation aftermarket presents the greatest potential for substantial growth. With the hydromechanical repair and overhaul services that it performs from its Netherlands facility and the large air transport repair and overhaul operations that it has established through the recent BA Acquisition, the Company believes it will be able to provide customers with a full range of repair and overhaul services in Europe. In addition, the Company believes that the break-up of aircraft maintenance consortiums will create opportunities for the Company to expand its European, Middle Eastern and Asian customer bases. With facilities located in the United Kingdom and California, the Company believes that it will be geographically positioned to pursue additional growth opportunities in both the European and Asian aviation aftermarkets.

     FOCUS ON LONG-TERM SERVICE AGREEMENTS. Through increased sales and marketing efforts, the Company is actively seeking to enter into long-term service agreements with its existing and potential customers to provide its services for all of their respective aircraft. A recent example of the Company's success in this area includes the Company's September 1997 seven-year exclusive agreement with American Airlines to service landing gear on all Boeing 757 aircraft within its fleet. While long-term agreements are often terminable on short notice, the Company believes that securing long-term service agreements with customers will provide it with a more predictable and consistent flow of business and enable it to improve its profit margins from fixed wing operations.

     EXPAND EXISTING OPERATIONS. Hawker Pacific seeks to increase sales and operating income by marketing its landing gear repair and overhaul services to new and existing customers and expanding its hydromechanical component product lines. Boeing projects that the global fleet of aircraft will grow from 11,500 aircraft at the end of 1996 to over 16,000 aircraft in 2006 and 23,000 aircraft in 2016. The Company plans to expand its landing gear repair and overhaul operations in order to capitalize on this growth trend. Because the Company believes that improved profit margins in fixed wing operations are primarily a function of increased volume, it plans to expand its capacity to perform fixed wing landing gear repair and overhaul services. The Company also intends to expand its hydromechanical component service offerings particularly through increased capabilities resulting from the BA Acquisition. The Company recently began to offer repair and overhaul of constant speed drive-integrated drive generators after having expended minimal funds to initiate these operations.

     ACCELERATE GROWTH THROUGH ACQUISITION. The Company intends to evaluate and pursue strategically located companies with technology, equipment and inventory that complement or expand the Company's existing operations and that may enable it to expand into new geographic or product markets. In particular, the Company seeks to acquire companies that will enable it to expand its international operations or to increase its product offerings.

COMPETITION

     Numerous companies compete with the Company in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service arms of OEMs, the maintenance departments or divisions of large air carriers (some of which also offer maintenance services to third parties) and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation ("AAR"), Revima, a company organized and operating under the laws of France, and Dowty Aerospace Aviation Services. The Company's major competitors in its hydromechanical components business include AAR and OEMs such as Sunstrand, Aeroquip Vickers, Inc., Parker-Hannifin Corporation, Messier-Bugatti and Lucas. The Company expects that competition in its industry will increase substantially as a result of industry consolidations and alliances in response to the trend in the aviation industry toward outsourcing of repair and overhaul services. In addition, as the Company moves into new geographic or product markets it will encounter new competition.

     The Company believes that the primary competitive factors in its marketplace are quality, price, the ability to perform repairs and overhauls within a rapid and reliable turnaround time and industry experience. Certain of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. These competitors may have the ability to adapt more quickly to changes in customer requirements, may have stronger customer relationships and greater name recognition and may devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations. See "--Risk Factors--Substantial Competition."

GOVERNMENT REGULATION

     The Company is highly regulated worldwide by the FAA, the Joint Airworthiness Authority, a consortium of European regulatory authorities (the "JAA"), and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company's Netherlands' operations, and the Civil Aviation Authority, which regulates the Company's United Kingdom operations. These regulatory authorities require all aircraft to be maintained under continuous condition monitoring programs and periodically to undergo thorough inspection. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before they are installed on an aircraft. The Company is a certified FAA and JAA approved repair station and has been granted Parts Manufacturer Approvals by the FAA Manufacturing Inspectors District Office. In addition, the Company's operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers. If material authorizations or approvals were revoked or suspended, the Company's operations would be materially and adversely affected. As the Company attempts to commence operations in countries in which it has not previously operated, it will need to obtain new certifications and approvals, and any delay or failure in attaining such certifications or approvals could have a material adverse effect on the Company's business, financial conditions and results of operations. In addition, if new and more stringent regulations are adopted by foreign or domestic regulatory agencies or oversight of the aviation industry is increased in the future the Company's business may be materially and adversely affected. See "--Risk Factors--Government Regulation."

ENVIRONMENTAL MATTERS AND PROCEEDINGS

     The Company's operations are subject to extensive and frequently changing federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA"), the California Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to obtain and maintain permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, substantially affects its operational costs. In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental problem at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations, or an increase in the amount of hazardous substances generated by the Company's operations) will not result in any material environmental liability to the Company and materially and adversely affect the Company's financial condition and results of operations. The Company's plating operations, which use a number of hazardous materials and generate significant hazardous waste, increase the Company's regulatory compliance burden and compound the risk that the Company may encounter a material environmental problem in the future. Furthermore, compliance with laws and regulations in foreign countries in which the Company locates its operations may cause future increases in the Company's operating costs or otherwise adversely affect the Company's results of operations or financial condition. See "--Risk Factors--Environmental Regulations."

     In October 1993, the United States of America and the State of California each filed lawsuits in the United States District Court for the Central District of California, against the Company and the owners (the "Owners") of one of the Company's facilities (the "Site"). The lawsuits (the "SFVB Actions") alleged that the groundwater in the San Fernando Valley Basin ("SFVB") had been contaminated with volatile organic compounds and other hazardous substances released from the Site, requiring costly investigation, evaluation and remediation efforts for which the Company and the Owners were liable. In February 1997, the Company entered into settlements with the United States of America and State of California pursuant to which the Company paid the EPA $382,500 and the State of California $40,950 in June 1997. The Company believes that it will not be liable to the United States government or the State of California for any future costs related to this matter, and the California Regional Water Quality Control Board recently notified the Company of its conclusion that soil contamination at the Site does not represent a significant threat to groundwater quality and cannot be determined with certainty. BTR Dunlop, Inc., the former owner of the Company ("BTR"), has agreed to indemnify the Company against any future amounts for which the Company may be responsible in connection with the SFVB Actions. See "Certain Transactions--Acquisition of the Company from BTR."

     In August 1997 and January 1998, two separate lawsuits were filed by various individuals against Lockheed Martin Corporation and various other parties, including the Company, in the Los Angeles Superior Court pleading various causes of action in connection with certain alleged injuries caused by toxic and carcinogenic chemicals allegedly released by the defendants in the Burbank and Glendale area of Los Angeles County, California. The individual plaintiffs seek unspecified compensatory and punitive damages.
The Company does not believe that it caused the release of toxic and carcinogenic chemicals alleged in the complaints and believes that it shall be entitled to indemnification from BTR in the event the Company is held responsible for any damages in connection therewith. See "Legal Proceedings."

EMPLOYEES AND EMPLOYEE TRAINING

     As of December 31, 1997, the Company had 239 employees of whom approximately 15 are in management, 54 are engineering and technical personnel, 132 are direct labor personnel, 11 are in sales and marketing and 27 are administrative personnel. The Company is not currently a party to any collective bargaining agreements. In connection with the BA Acquisition, however, the Company is required to enter into collective bargaining agreements in the United Kingdom. The Company believes that its relationships with its employees are generally good.

     Each of the Company's technical employees receives specific training in the individual repair and overhaul functions that he or she performs, in addition to comprehensive general training in total quality management procedures, statistical process control and material resource planning. The Company also regularly conducts in-house training programs, which the Company's management designs using standard industry practice manuals, for its technical and engineering employees on a number of subjects, including materials handling, corrosion prevention and control, surface tension etch inspection and shot peening.

                          RISK FACTORS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT, PERSONS WHO MAY OWN OR INTEND TO OWN SECURITIES OF THE COMPANY SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS:

AVIATION INDUSTRY RISKS

     The Company derives all of its sales and operating income from the services and parts that it provides to its customers in the aviation industry. Therefore, the Company's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft operators or the failure of projected market growth to materialize or continue. When such economic and other factors adversely affect the aviation industry, they tend to reduce the overall demand for the Company's products and services, thereby decreasing the Company's sales and operating income. There can be no assurance that economic and other factors that might affect the aviation industry will not adversely affect the Company's results of operations. See "Business--Market and Industry Overview."

FLUCTUATIONS IN RESULTS OF OPERATIONS

     The Company's operating results are affected by a number of factors, including the timing of orders for the repair and overhaul of landing gear and fulfillment of such contracts, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions and other factors. Although the Company has secured several long-term agreements to service multiple aircraft, the Company receives sales under these agreements only when it actually performs a repair or overhaul. Because the average time between landing gear overhauls is seven years, the work orders that the Company receives and the number of repairs or overhauls that the Company performs in particular periods may vary significantly causing the Company's quarterly sales and results of operations to fluctuate substantially. The Company is unable to predict the timing of the actual receipt of such orders and, as a result, significant variations between forecasts and actual orders will often occur. In addition, the Company's need to make significant expenditures to support new aircraft in advance of generating revenues from repairing or overhauling such aircraft may cause the Company's quarterly operating results to fluctuate. Furthermore, the rescheduling of the shipment of any large order, or portion thereof, or any production difficulties or delays by the Company, could have a material adverse effect on the Company's quarterly operating results.

RISKS RELATING TO ACQUISITION STRATEGY; ESTABLISHMENT OF UNITED KINGDOM
OPERATIONS

     In February 1998, the Company acquired the BA Assets using approximately $9.2 million of the proceeds from the Offering. See "Business--Recent Developments--Acquisition of Certain Assets of British Airways" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." In the future, the Company may attempt to grow by acquiring other service and parts providers whose operations or inventories complement or expand the Company's existing repair and overhaul businesses or whose strategic locations enable the Company to expand into new geographic markets. The Company's ability to grow by acquisition depends upon, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. Acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails or is unable to discover, and for which the Company as a successor owner or operator may be liable. In addition, costs and charges, including legal and accounting fees and reserves and write-downs relating to an acquisition, may be incurred by the Company or may be reported in connection with any such acquisition, including the BA Acquisition. The Company evaluates acquisition opportunities from time to time, but the Company has not entered into any commitments or binding agreements to date, except with respect to the BA Acquisition. There can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions, including the BA Acquisition, into its operations.
The Company has no history or experience operating in the United Kingdom. Accordingly, establishing operations in the United Kingdom will subject the Company to all of the risks inherent in the establishment of a new business enterprise. The likelihood of the success of the Company's United Kingdom operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business. These include, without limitation, the need to establish manufacturing, marketing and administrative capabilities, the need to implement the Company's management information systems in its new location, the need to locate and move into a new facility, unanticipated marketing problems, new competitive pressures and expenses.

RISKS ASSOCIATED WITH EXPANSION OF INTERNATIONAL OPERATIONS

     The Company's growth strategy is based in large part on the Company's ability to expand its international operations, which will require significant management attention and financial resources. The Company currently has a division in the Netherlands, and through the BA Acquisition, the Company plans to expand further its international customer base. There can be no assurance that the Company's efforts to expand operations internationally will be successful. Failure to increase revenue in international markets could have a material adverse effect on the Company's business, operating results and financial condition. In addition, international operations are subject to a number of risks, including longer receivable collection periods and greater difficulty in accounts receivable collections, unexpected changes in regulatory requirements, foreign currency fluctuations, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, political instability, the burdens of complying with multiple, potentially conflicting laws and the impact of business cycles and economic instability outside the United States. Moreover, the Company's operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. In addition, inflation in such countries could increase the Company's expenses. These international factors could have a material adverse effect on future sales of the Company's products to intentional end-users and, consequently, the Company's business, operating results and financial condition.

     The Company's sales are principally denominated in United States dollars and to some extent in Dutch guilders, and the Company expects to make material sales in British pounds as a result of the BA Acquisition. The Company makes substantial inventory purchases in French francs from such suppliers as Messier-Bugatti, Societe D'Applications Des Machines Motrices and Eurocopter France. The Company's Netherlands facility's inventory purchases are primarily United States dollar denominated, while sales and operating expenses are partially denominated in Dutch guilders. To date, the Company's business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in the Netherlands and expects to conduct business in the United Kingdom, and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. As a result of the BA Acquisition, the Company may engage in additional foreign currency denominated sales or pay material amounts of expenses in foreign currencies that may generate gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations or as result of inflation in particular countries where material expenses are incurred.

SUBSTANTIAL COMPETITION

     Numerous companies compete with the Company in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service arms of OEMs, the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties) and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation, Revima, a company organized and operating under the laws of France, and Dowty Aerospace Aviation Services. The Company's major competitors in its hydromechanical components business include AAR and OEMs such as Sunstrand, Aeroquip Vickers, Inc.. Parker-Hannifin Corporation, Messier-Bugatti and Lucas. The Company expects that competition in its industry will increase substantially as a result of industry consolidations and alliances in response to the trend in the aviation industry toward outsourcing of repair and overhaul services. In addition, as the Company moves into new geographic or product markets it will encounter new competition.

     The Company believes that the primary competitive factors in its marketplace are quality, price, rapid turnaround time and industry experience. Certain of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. These competitors may have the ability to adapt more quickly to changes in customer requirements, may have stronger customer relationships and greater name recognition and may devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations. See "Business--Competition."

GOVERNMENT REGULATION

     The Company is highly regulated worldwide by the Federal Aviation Administration, the Joint Airworthiness Authority, a consortium of European regulatory authorities, and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company's Netherlands' operations and the Civil Aviation Authority, which regulates the Company's United Kingdom operations. These regulatory authorities require aircraft to be maintained under continuous condition monitoring programs and to periodically undergo thorough inspection. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before they are installed on an aircraft. The Company is a certified FAA and JAA approved repair station and has been granted Parts Manufacturer Approvals by the FAA Manufacturing Inspectors District Office. In addition, the Company's operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers. If material authorizations or approvals were revoked or suspended, the Company's operations would be materially and adversely affected. As the Company attempts to commence operations in countries in which it has not previously operated, it will need to obtain new certifications and approvals, and any delay or failure in attaining such certifications or approvals could have a material adverse effect on the Company's business, financial conditions and results of operations. In addition, if in the future new and more stringent regulations are adopted by foreign or domestic regulatory agencies, the Company's business may be materially and adversely affected.

DEPENDENCE ON KEY SUPPLIERS

     The Company purchases landing gear spare parts and components for a variety of fixed wing aircraft and helicopters. The Company has separate 10-year agreements that each expire in October 2006 with (i) Dunlop Limited, Aviation Division, (ii) Dunlop Limited, Precision Rubber and (iii) Dunlop Equipment Division. Under two of these agreements, the Company is entitled to purchase at a discount from list price Dunlop parts for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. For the years ended December 31, 1996 and 1997, the Company's single largest supplier was Dunlop, accounting for approximately $5,634,000 (27%) and $4,301,000 (19.3%), respectively, of the spare parts and components that the Company purchased in such periods. Failure by any one of these divisions of Dunlop to renew its agreement on similar terms when it expires could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company has agreements with Messier-Bugatti, SAMM and Eurocopter France that enable the Company to purchase new aircraft parts at discounts from list price. Many of the Company's supplier agreements, other than its agreements with Dunlop, are short-term and can be terminated by the suppliers upon providing 90 days prior written notice. A decision by any one of these suppliers to terminate their agreements would eliminate the competitive advantage the Company derives therefrom and could have a material adverse effect on the Company's business, financial condition and results of operations.

SHORTAGES OF SUPPLY; INVENTORY OBSOLESCENCE

     The Company's inventory consists principally of new, overhauled, serviceable and repairable aircraft landing gear parts and components that it purchases primarily from OEMs, parts resellers and customers. The Company believes it maintains a sufficient supply of inventory to meet its current and immediately foreseeable production schedule. However, the Company may fail to order sufficient parts in advance to meet its work requirements, a particular part may be unavailable when the Company needs it from its suppliers or the Company unexpectedly may receive one or more large orders simultaneously for repair and overhaul services. As a result, the Company may on occasion face parts shortages that delay its production schedule and prevent it from meeting required turnaround times. Delays or failure to meet turnaround times could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, regulatory standards may change in the future, causing parts which are currently included in the Company's inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent that the Company has such parts or excess parts in its inventory, their value will be reduced, which would adversely affect the Company's financial condition.

CUSTOMER CONCENTRATION; CONCENTRATION OF CREDIT RISKS

     A small number of customers have historically accounted for a substantial part of the Company's revenue in any given fiscal period. Sales derived from FedEx and the USCG accounted for 18.4%, and 11.2%, respectively, of product sales for the year ended December 31, 1996 and 19.3% and 6.5%, respectively, of product sales for the year ended December 31, 1997. Some of the Company's long-term service agreements may be terminated by the customers upon providing the Company with 90 days prior written notice, and the Company's agreement with the USCG is subject to termination at any time at the convenience of the government. In addition, the Company's sales are made primarily on the basis of purchase orders rather than long-term agreements. The Company expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products. In addition, there can be no assurance that sales from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. See "Business--Customers."

     At December 31, 1997, 18.9% and 6.1%, respectively of the Company's total accounts receivable were associated with two customers, FedEx and British Airways. At December 31, 1996, 7.4% and 9.3%, respectively of the Company's total accounts receivable were associated with FedEx and the USCG. As a result of the BA Acquisition, British Airways accounts for a significant percentage of both the Company's products sales and accounts receivable. Although the Company has not had any material difficulties in collecting its accounts receivable during the past three years, the Company cannot ensure that it will not have difficulty collecting receivables in the future. Any inability by the Company to collect material amounts of receivables under its service agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to extensive and frequently changing federal, state and local environmental laws and substantial related regulation by government agencies, including the EPA, the California Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the

Company to obtain and maintain permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, substantially affects its operational costs. In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental problem at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated by the Company's operations) will not result in any material environmental liability to the Company and materially and adversely affect the Company's financial condition and results of operations. The Company's plating operations, which use a number of hazardous materials and generate a significant volume of hazardous waste, increase the Company's regulatory compliance burden and compound the risk that the Company may encounter a material environmental problem in the future. Furthermore, compliance with laws and regulations in foreign countries in which the Company locates its operations may cause future increases in the Company's operating costs or otherwise adversely affect the Company's results of operations or financial condition. See "Business--Environmental Matters and Proceedings" and "Legal Proceedings."

PRODUCT LIABILITY RISKS

     The Company's business exposes it to possible claims for personal injury, death or property damage which may result from the failure or malfunction of landing gear, hydromechanical components or aircraft spare parts repaired or overhauled by the Company. Many factors beyond the Company's control could lead to liability claims, including the failure of the aircraft on which landing gear or hydromechanical components overhauled by the Company is installed, the reliability of the customer's operators of the aircraft and the maintenance of the aircraft by the customers. The Company currently has in force aviation products liability and premises insurance, which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. The Company has not experienced any material product liability claims related to its products. However, the Company may be subject to a material loss to the extent that a claim is made against the Company that is not covered in whole or in part by insurance and for which any third-party indemnification is not available. There can be no assurance that the amount of product liability insurance that the Company carries at the time a product liability claim may be made will be sufficient to protect the Company. A product liability claim in excess of the amount of insurance carried by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost.

DEPENDENCE ON KEY PERSONNEL

     The continued success of the Company depends to a large degree upon the services of certain of its executive officers and upon the Company's ability to attract and retain qualified managerial and technical personnel experienced in the various operations of the Company's business. Loss of the services of such employees, particularly David Lokken, President and Chief Executive Officer, Brian Aune, Vice President and Chief Financial Officer, Brian Carr, Managing Director of Sun Valley Operations, or Michael Riley, Vice President-Hydromechanical Business Unit, could adversely affect the operations of the Company. The Company has entered into an employment agreement expiring October 31, 2001 with Mr. Lokken and into employment agreements expiring October 31, 1999 with Messrs. Aune, Carr and Riley. The Company has obtained key person insurance on the life of Mr. Lokken in the amount of $1,000,000. There can be no assurance that the proceeds of such insurance will be sufficient to compensate the Company in the event that Mr. Lokken dies. Competition for qualified technical personnel is intense and from time to time, the Company has experienced difficulty in attracting and retaining personnel skilled in its repair and overhaul operations. There can be no assurance that these individuals will continue employment with the Company. The loss of certain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Employees and Employee Training" and "Directors and Executive Officers of the Registrant."

CURRENT DEPENDENCE ON PRIMARY FACILITIES; RISK ASSOCIATED WITH FACILITIES REORGANIZATION

     The Company's ability to manufacture repair parts and components and to perform its repair and overhaul operations depends upon the use of the Company's machinery and equipment at its Sun Valley, California, facility. Accordingly, any material disruption in the operations of its Sun Valley, California facility would have a material adverse effect on the Company's business, financial condition and results of operations. Such interruption or disruption could occur due to malfunctions in machinery or equipment, or to natural disasters, such as earthquakes or fires.

     The Company is in the process of expanding its plating operations at its Sun Valley facilities, which is not expected to be completed until the end of 1998. Any failure or delay in the expansion of its plating operations as currently planned, however, could significantly impair the Company's ability to manage its rapid growth and could have a material adverse affect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources" and "Properties."

CONTROL BY EXISTING SHAREHOLDERS AND ANTI-TAKEOVER PROVISIONS

     As of March 12, 1998, the five shareholders (the "Unique Shareholders") of Unique Investment Corporation ("Unique") beneficially owned in the aggregate approximately 40.4% of the Company's outstanding Common Stock, and by virtue of such ownership, have effective control over all matters requiring a vote of shareholders, including the election of a majority of directors. The ownership positions of the existing shareholders, together with the authorization of blank check preferred stock and the implementation, if certain conditions are met, of a staggered board and elimination of cumulative voting in the Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

STOCK PRICE VOLATILITY

     In recent years, the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly for many small capitalization companies. Accordingly, the factors described in this Risk Factors section or market conditions in general may cause the market price of the Company's Common Stock to fluctuate, perhaps substantially.

ITEM 2.   PROPERTIES

     The Company's principal executive offices and production facilities are located in Sun Valley, California. The Company occupies the premises, comprising approximately 193,000 square feet and nine buildings pursuant to various long-term leases that expire on dates ranging between 2004 and 2010 and require the Company to make monthly rent payments ranging from $4,727 to $38,200.

     The Company also leases a facility comprising approximately 8,000 square feet near Amsterdam, Netherlands from which it performs, hydraulic repairs on rotor and fixed wing aircraft. The lease expires in 1998 after which the Company plans to move to new and larger facilities. The Company believes that a facility will be available on terms acceptable to the Company.

     The Company believes that its facilities satisfy its current needs. As part of its internal growth strategy, however, the Company in early 1998 reorganized and reconfigured its Sun Valley, California location to meet its growth needs and increase the efficiency of its operations. Beginning in 1998, the Company also plans to expand its plating operations at its Sun Valley facility. In addition, the Company is currently looking for a facility in the United Kingdom to house its new United Kingdom operations. Any failure or delay in completing the expansion of plating operations as currently planned, or locating and organizing a facility in the United Kingdom, however, could significantly impair the Company's ability to manage its growth and could have a material adverse affect on the Company's business, financial condition and results of operations. See "--Risk Factors--Risk Associated With Facilities Reorganization" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS

     In August 1997 and January 1998, two separate lawsuits were filed by various individuals against Lockheed Martin Corporation and various other parties, including the Company, in the Los Angeles Superior Court pleading various causes of action in connection with certain alleged injuries caused by toxic and carcinogenic chemicals allegedly released by the defendants in the Burbank and Glendale area of Los Angeles County, California. The individual plaintiffs seek unspecified compensatory and punitive damages. The Company does not believe that it caused the release of toxic and carcinogenic chemicals alleged in the complaints and believes that it shall be entitled to indemnification from BTR in the event the Company is held responsible for any damages in connection therewith.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, the shareholders of the Company approved the following matters: (i) the implementation of the Company's 1997 Stock Option Plan; (ii) the grant of Management Stock Options to the Company's executive officers; (iii) the adoption of the Company's Amended and Restated Bylaws; (iv) the conversion of Melanie L. Bastian's shares of Series A Preferred Stock into shares of Common Stock; and (v) the adoption of the Amended and Restated Articles of Incorporation of the Company which, among other things, provided for the change in the Company's name, increased the number of authorized shares of the Company's common and preferred stock and effectuated a 579.481618 for one stock split of the outstanding Common Stock. Each of these matters was approved by all of the Company's shareholders by unanimous written consent.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "HPAC." The high and low bid prices as reported by The Nasdaq Stock Market during the period from January 29, 1998, the date public trading of the Company's Common Stock commenced, to March 12, 1998 were $11.125 and $8.00, respectively. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Before January 29, 1998, there was no established public trading market for the Company's Common Stock.

     As of March 12, 1998, there were 15 holders of record of the Company's Common Stock, which management believes held beneficially for over 400 holders.

     The Company has not paid cash dividends on its Common Stock since its inception and has no current plans to pay dividends on its Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. The Company's current bank credit facility prohibits the payment of dividends. Any future determination to pay dividends will depend upon the Company's combined results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     The following is a table of recent option grants and sales of unregistered securities:


EFFECTIVE DATE
OF ISSUANCE          ISSUED TO                    NUMBER AND TYPE OF SECURITY   CONSIDERATION
--------------       ---------                    ---------------------------   -------------
November 1997        Four executive officers      Options to Purchase 115,365   Services Rendered
                                                  shares at $8

February 1998        A principal shareholder      250,000 shares of             Conversion of 400 shares
                                                  Common Stock                  of Series A Preferred Stock
                                                                                issued in connection with
                                                                                the BTR Transaction, for
                                                                                which Ms. Bastian paid $2,000,000

November 1997        Employee Stock Options       Options to purchase           Services rendered
                     to employees, including      259,572 shares at $8
                     four executive officers

September 30, 1997   A principal shareholder      49,948 shares of              $500,000
                                                  Common Stock

October 10, 1997     A principal shareholder      51,671 shares of              $500,000
                                                  Common Stock

     The Company believes that the issuances of securities pursuant to the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions not involving public offerings. No underwriters were engaged in connection with any of the foregoing offers or sales of securities and no commissions were paid in connection with such sales.

USE OF PROCEEDS

     On January 29, 1998, the Company commenced the initial public offering of 2,766,667 shares of its Common Stock, pursuant to the Company's Registration Statement on Form S-1, as amended (the "Registration Statement") (Registration No. 333-40295), which was declared effective under the Securities Act of 1933, as amended, by the Securities and Exchange Commission on January 29, 1998. The underwriters of the Offering were represented by EVEREN Securities, Inc. and The Seidler Companies Incorporated, acting as managing underwriters. All 2,600,000 shares of Common Stock registered under the Registration Statement for the account of the Company (consisting of an aggregate offering price of $20,800,000) and all 166,667 shares registered for the account of the selling shareholder (consisting of an aggregate offering price of $1,333,336) were sold in the Offering. In addition, on February 24, 1998 the underwriters exercised their option to purchase 415,000 additional shares of Common Stock to cover over-allotments in connection with the Offering. All of the 415,000 shares of Common Stock sold pursuant to the over-allotment option were registered for the account of the selling shareholder of the Company (consisting of an aggregate offering price of $3,320,000). The Offering has terminated.

     The Company incurred the following expenses in connection with the Offering (excluding expenses incurred by the selling shareholder):


Category of Expense                            Amount of Expense
-------------------                            -----------------
Underwriting discounts
  and commissions                                     $1,456,000
Finders' fees                                                -0-
Expenses paid to or for
  underwriters                                           221,000
Other expenses                                         1,323,000
                                                      ----------
     Total expenses                                   $3,000,000
                                                      ----------
                                                      ----------

None of the expenses incurred by the Company in connection with the Offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

     Of the total net proceeds in the amount of approximately $17.8 million received by the Company from its sale of 2,600,000 shares of Common Stock in the Offering, the following amounts were used from the date of the Offering through March 12, 1998:


Category of Use                                    Amount of Use
---------------                                    -------------
Acquisition of other businesses                    $9.2 million
Repayment of Indebtedness                          $7.6 million
Working capital                                    $1.0 million


None of the net proceeds to the Company of the Offering was paid to directors, officers, ten percent shareholders or affiliates of the Company. Other than the use of $9.2 million and $7.6 million of the net proceeds from the Offering for the BA Acquisition and the repayment of indebtedness, respectively, instead of $11 million and $6 million as described in the Registration Statement, the foregoing use of proceeds does not represent a material change from the use of proceeds as described in the Registration Statement.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated certain financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein. For the years ended December 31, 1993, 1994, 1995 and the ten months ended October 31, 1996 the Company was a wholly owned subsidiary of BTR Dunlop Holdings, Inc. and is presented below as the "Predecessor" financial data. Effective November 1, 1996, the Company was acquired by the Unique Shareholders and the Company's executive officers. All financial data subsequent to October 31, 1996 is presented below as the "Successor" financial data.

     The balance sheet data as of December 31, 1995, 1996 and 1997 and the statement of operations data for the fiscal year ended December 31, 1995, the ten months ended October 31, 1996, two months ended December 31, 1996 and year ended December 31, 1997 are derived from the financial statements of the Company which have been audited by Ernest & Young LLP, independent accountants, and are included elsewhere herein. The balance sheet data as of December 31, 1993 and 1994 and the statement of operations for the year ended December 31, 1993 and 1994 are derived from unaudited financial statements, which are not presented elsewhere herein. The pro forma statements of operations data for the year ended December 31, 1996 are derived from the unaudited pro forma statement of operations included elsewhere herein. The unaudited financial statements have been prepared by the Company on a basis consistent with the Company's audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's results of operations for the period.


                                                          Predecessor(1)                                 Successor(1)
                                          ------------------------------------------------ ---------------------------------------
                                                                               Ten Months   Two Months
                                               Year Ended December 31,          Ended         Ended       Year Ended December 31,
                                          ----------------------------------   October 31,  December 31, -------------------------
                                          1993(2)       1994(2)      1995(3)     1996(4)       1996         1996           1997
                                          -------      --------     --------   ----------- ------------- ----------    -----------
                                                                                                      (Pro forma)(4)(5)
STATEMENTS OF OPERATION DATA:                                     (In thousands, except share and per share data)
  Revenues..............................  $29,757      $31,743      $35,012     $32,299    $    6,705    $   39,004     $   40,042
  Cost of revenues......................   25,055       24,825       28,993      27,027         4,599        31,799         31,430
                                          -------      --------     --------   ----------- ------------- ----------    -----------
  Gross profit..........................    4,702        6,918        6,019       5,272         2,106         7,205          9,612
  Selling, general and
   administrative(6)....................    3,861        5,332        4,837       5,044         1,059         6,161          5,897
  Restructuring charges(4)..............      -            -            -         1,196           -           1,196            -
                                          -------      --------     --------   ----------- ------------- ----------    -----------
  Income (loss) from operations.........      842        1,586        1,182        (968)        1,047          (152)         3,715
  Interest expense, net.................   (1,033)        (507)      (1,598)     (1,609)         (196)       (2,305)        (2,428)
  Miscellaneous (net)...................      -            -            -           -             -             -              (32)
                                          -------      --------     --------   ----------- ------------- ----------    -----------
                                             (192)       1,079         (416)     (2,577)          851        (2,457)         1,255
  Income tax expense (benefit)(7).......      (24)          29         (680)       (971)          382          (934)           467
                                          -------      --------     --------   ----------- ------------- ----------    -----------
  Net income (loss).....................  $   168      $ 1,050       $  264     $(1,606)   $      469    $   (1,523)    $      788
                                          -------      --------     --------   ----------- ------------- ----------    -----------
                                          -------      --------     --------   ----------- ------------- ----------    -----------
  Pro forma net income (loss) per
   share................................                                                         0.15    $    (0.48)    $     0.25
                                                                                           ------------- ----------    -----------
                                                                                           ------------- ----------    -----------
  Weighted average shares outstanding...                                                    3,170,551     3,170,551      3,145,079


                                                   Predecessor (1)                                                 Successor (1)
                                          ---------------------------------                                  ---------------------
                                                     December 31,                                                   December 31
                                          ---------------------------------                                  ---------------------
                                            1993         1994         1995                                    1996           1997
                                          -------       ------      -------                                  ------         ------
BALANCE SHEET DATA:
  Working capital.......................    4,070        9,966      $13,289                                   7,225          3,744
  Total assets..........................   22,802       25,865       35,455                                  35,178         40,898
  Total long-term debt (excluding
   current portion......................   13,754       21,404       27,310                                  19,150         17,700
  Total shareholders' equity............      266       (1,182)        (917)                                  2,509          4,297

----------------------
(1) Predecessor information represents the historical financial data of the Company when it was owned by BTR. Successor information represents the historical financial data after the BTR Transaction. See "Certain Transactions -- Acquisition of the Company from BTR" and Note 1 of Notes to Financial Statements.
(2) Effective January 1, 1994 certain assets, liabilities and operations of Dunlop Aviation were merged into the Company. The merger was treated similarly to a pooling of interest for accounting purposes and, accordingly, the financial data as of and for the year ended December 31, 1993 includes those assets, liabilities and operations as if the merger occurred on January 1, 1993. Included in selling, general and administrative expenses for the year ended December 31, 1994 are approximately $501,000 of merger related expenses.
(3) Fiscal 1995 includes a non-recurring charge to cost of revenues of $927,000 for disposal of inventory related to the Dunlop Merger which had operations in Chatsworth, CA and Miami, FL. Fiscal 1995 also includes a net gain of approximately $300,000 included in selling, general and administrative expenses, which represents an operating expense of $700,000 offset by an insurance reimbursement of $1,000,000 related to the EPA Claim for which the Company has been fully indemnified by BTR. The estimated total net cost of the EPA Claim recorded in fiscal 1995 was based on the information available at that time. See "Business -- Environmental Matters and Proceedings" and Notes 1 and 6 of Notes to Financial Statements.
(4) Restructuring charges during the ten months ended October 31, 1996 relate to costs incurred to shut down discontinued operations of Dunlop Miami. See Note 10 of Notes to Financial Statements. In addition, the ten months ended October 31, 1996 and the pro forma year ended December 31, 1996 include a non-recurring charge of $489,000 to cost of revenues for the disposal of inventory related to the shutdown of Dunlop Miami and a non-recurring charge to cost of revenues of $574,000 for non-productive inventory of the Company.
(5) The pro forma presentation gives effect to the BTR Transaction as though it had occurred on January 1, 1996.
(6) Included in selling, general and administrative expenses for the ten months ended October 31, 1996 and the pro forma year ended December 31, 1996 are expenditures related to the EPA Claim of approximately $947,000. For the years ended December 31, 1993 and 1994 selling, general and administrative expenses included $122,000 and $410,000, respectively, for expenditures related to the EPA Claim. No such costs were incurred during the two months ended December 31, 1996 or the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."
(7) Income tax expenses for the two months ended December 31, 1996 and the year ended December 31, 1997 include provisions of $382,000 and $467,000, respectively, primarily due to changes in deferred tax assets. No tax is actually payable for such provisions. See Note 4 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. WHEN USED IN THE FOLLOWING DISCUSSIONS, THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "BUSINESS--RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

OVERVIEW

    CORPORATE HISTORY. The Company commenced operations in August 1980 as a California "C" corporation to provide aircraft parts sales to the aviation industry and began providing repair and overhaul services in 1987. In 1991, BTR, a United Kingdom company, acquired the Company, and in January 1994, BTR merged the Company with the operations of another wholly owned subsidiary of BTR, Dunlop Aviation, Inc., which had operations in Chatsworth, California and Miami, Florida. The more profitable operations of Dunlop were absorbed into the Company's Sun Valley, California operation to achieve economies of scale and full service capability. The Company closed Dunlop Chatsworth in February 1994 and, as a result, incurred significant integration expenses during that year. The Company incurred inventory obsolescence costs during 1995 and closed Dunlop Miami in 1996 and, as a result, incurred restructuring expenses and inventory valuation charges during 1996. These charges adversely impacted financial results for 1994, 1995 and 1996. In November 1996, BTR sold the Company for $29.8 million to Aqhawk, Inc., an entity wholly-owned by the shareholders of Unique Investment Corporation and the Company's executive officers.

    RECENT EVENTS. On February 3, 1998, the Company completed an initial public offering of 2,766,667 shares of Common Stock at an offering price of $8 per share. The Company received net proceeds from the offering of $18.3 million. $9.2 million of this amount, together with proceeds from the Company's amended loan agreement with Bank of America National Trust and Savings Association, were used to acquire British Airways' landing gear operation in the United Kingdom for approximately $18.5 million. This acquisition will be accounted for as a purchase of assets. The balance of the net offering proceeds was used to pay down existing indebtedness and for working capital. See "Liquidity and Capital Resources."

    EXPANSION INTO WIDE-BODY COMMERCIAL AIRCRAFT. The Company's operating strategy has been to increase higher margin wide-body landing gear repair and overhaul services. In that regard, revenues for the years ended December 31, 1997, December 31, 1996 (pro forma) and December 31, 1995 increased 20.2%, 51.5% and 30.7%, respectively, over their respective prior years. The increases resulted from the Company's $6.3 million capital investment program in 1994 and 1995 to expand landing gear repair capabilities for wide-body aircraft, such as the Boeing 747, 757, 767, DC10, MD10 and MD11, and Airbus models A310 and A320. These expenditures included expenses for facility improvements, purchase of machinery to handle larger landing gear and the purchase of rotable assets (i.e., landing gear shipsets exchanged with customers for an exchange fee).

    The Company's efforts to increase its wide-body business led to a number of key new contracts. On September 9, 1997, the Company signed a seven-year exclusive contract to provide wide-body landing gear repair and overhaul services to American Airlines, Inc. to service landing gear on all Boeing 757 aircraft within its fleet. Performance under this new contract began in February 1998. In December 1997, the Company entered into an amendment to its existing contract with FedEx to extend the term of the contract to 2007.
This amendment includes service of FedEx's fleet of Airbus A310 aircraft and FedEx's program to convert DC10 passenger aircraft to MD10 cargo carriers.

    In February 1998, in connection with the purchase of the British Airways landing gear operations, the Company entered into an exclusive seven-year service agreement to provide landing gear, flap track and flap carriage repair and overhaul services to substantially all of the aircraft operated by British Airways.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data for the periods indicated.

                                                          1995                  1996                    1997
                                                   ------------------    ------------------     -------------------
                                                      $           %         $           %          $            %
                                                   -------     ------    -------     ------     -------      ------
                                                                       (Dollars in thousands)

Revenues                                           $35,012     100.0%    $39,004     100.0%     $41,042      100.0%
Cost of revenues                                    28,993      82.8%     31,799      81.5%      31,430       76.6%
                                                   -------     ------    -------     ------     -------      ------
Gross profit                                         6,019      17.2%      7,205      18.5%       9,612       23.4%

Selling general and administrative expenses          4,837      13.8%      6,161      15.8%       5,897       14.4%
Restructuring charges related to closure of
 Dunlop Miami operations                               -         -         1,196       3.1%         -          -
                                                   -------     ------    -------     ------     -------      ------

Operating income (loss)                              1,182       3.4%       (152)     -0.4%       3,715        9.0%

Interest expense, net                               (1,598)     -4.6%     (2,305)     -5.9%      (2,428)      -5.8%
Other expense, net                                     -         -           -         -            (32)      -0.1%
                                                   -------     ------    -------     ------     -------      ------

Income (loss) before income taxes                     (416)     -1.2%     (2,457)     -6.3%       1,255        3.1%
Income tax expense (benefit)                          (680)     -1.9%       (934)     -2.4%         467        1.1%
                                                   -------     ------    -------     ------     -------      ------

Net income (loss)                                   $  264       0.7%    $(1,523)     -3.9%     $   788        2.0%
                                                   -------     ------    -------     ------     -------      ------
                                                   -------     ------    -------     ------     -------      ------


YEAR ENDED DECEMBER 31, 1997 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31,
1996

    REVENUES. Revenues for the year ended December 31, 1997 increased $2,038,000 or 5.2% to $41,042,000 from $39,004,000 for the year ended
December 31, 1996. The increase was a result of a 20.2% increase in landing gear repair and overhaul services offset by reductions resulting from the Company's closure of the Dunlop Miami operations and rationalization of unprofitable product lines. Landing gear repair and overhaul revenues increased to $18,927,000 and accounted for 46.1% of total revenues for 1997, as compared to $15,745,000 or 40.4% of total revenues for 1996. The increase in landing gear repair and overhaul revenues was attributable to increases in business from FedEx's MD10 freighter conversion program and new wide-body repair and overhaul business from British Airways and American Airlines.

    Fixed wing aircraft and helicopter repair and overhaul declined 0.9% to $13,195,000 or 32.1% of total revenues for 1997 from $13,310,000 or 34.1% of total revenues for 1996. This decline was attributable to a reduction in helicopter repair and overhaul business from the USCG, in part due to the modifications performed by the Company in 1996 and 1997 to extend the time between overhauls for the USCG fleet of Dauphin II helicopters. Wheels, brakes and braking system component repair and overhaul increased 9.8% to $5,393,000 or 13.1% of total revenues for 1997 from $4,913,000 or 12.6% of total revenues for 1996.

    For the year ended December 31, 1997, repair and overhaul services accounted for 92.5% of total revenues, as compared to 90.2% for 1996. Revenues from spare parts distribution and sales accounted for 7.5% of total revenues for 1997, as compared to 8.6% for 1996. This decline was a result of the Company's decision to close the Dunlop Miami operations and discontinue the low margin Dunlop aircraft tire distribution business, which contributed to improvements in operating profits.

    GROSS PROFIT. Gross profit for the year ended December 31, 1997 increased 33.4% to $9,612,000 from $7,205,000 for 1996. Gross profit as a percent of revenues increased to 23.4% for the year ended December 31, 1997 compared to 18.5% for 1996. This increase was primarily due to (i) improved throughput and economies of scale achieved from increased revenues in wide-body landing gear repair and overhaul services, (ii) development of the Company's higher margin fixed wing aircraft and helicopter hydromechanics products and (iii) discontinuing the unprofitable Dunlop Miami operations, which adversely impacted gross profit in 1996 as a result of charges to cost of revenues for non-productive inventory.

    Gross profit for the year ended December 31, 1996 included a nonrecurring charge of $489,000 to dispose of certain obsolete and non-productive inventory related to closing Dunlop Miami and a charge of $574,000 primarily related to other non-productive inventory at the Company's Sun Valley operations, including inventory related to Dunlop Aviation. Excluding these charges, gross profit would have been $8,268,000 or 21.2% of revenues for the year ended December 31, 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1997 decreased $264,000 or 4.3% to $5,897,000 from $6,161,000 for the year ended December
31, 1996. Selling, general and administrative expense decreased as a percent of revenues to 14.4% from 15.8% for the prior year. This decrease was due to $947,000 of costs related to the EPA Claim in 1996 that were not incurred in 1997. BTR indemnified the Company for costs incurred in connection with the EPA Claim. This decrease was offset by additional costs incurred in 1997 resulting from (i) the Company's efforts to expand its international market presence through sales representatives located in Europe, the Middle East and China, (ii) management fees paid to Unique Investment Corporation and (iii) expenses incurred in connection with developing the Company's relationship with British Airways. Excluding the $947,000 charge, selling, general and administrative expenses would have been $5,214,000 or 13.4% of revenues for the year ended December 31, 1996.

    OPERATING INCOME. Operating income for the year ended December 31, 1997 increased $3,867,000 to $3,715,000 or 9.1% of total revenues compared to an operating loss of $152,000 for 1996. Operating income for the year ended December 31, 1996 was negatively impacted by nonrecurring restructuring charges of $1,196,000 and charges to cost of revenues of $1,063,000 related to the closure of the Dunlop Miami and $947,000 in costs related to the EPA claim. Excluding these charges, pro forma operating income for the year ended December 31, 1996 would have been $3,054,000 or 7.8% of revenues.

    INCOME TAXES. Income taxes for the year ended December 31, 1997 were $467,000 compared to an income tax benefit of $934,000 for the year ended December 31, 1996. The effective tax rate for the year ended December 31, 1997 was 37.2% compared to 38.0% for 1996. The effective tax rate for the periods differs from the federal statutory rate of 34.0% due to certain nondeductible expenses. At December 31, 1997, the Company had net operating loss carryforwards of $7,892,000. The utilization of these operating loss carryforwards is limited due to changes in the Company's ownership in November 1996. At December 31, 1997, the Company had a valuation reserve of $659,000 for the deferred tax assets. To the extent the Company generates sufficient income, the Company anticipates that this reserve will be reversed in 1998 as a reduction to the tax expense, thereby reducing the effective tax rate in 1998.

    NET INCOME. As a result of the factors described above, net income for the year ended December 31, 1997 of $788,000 represents an increase of $2,311,000 from the net loss of $1,523,000 for the year ended December 31, 1996.

PRO FORMA YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
1995

    REVENUES. Revenues for the year ended December 31, 1996 increased 11.4% to $39,004,000 from $35,012,000 for 1995. Repair and overhaul service revenues for 1996 accounted for 90.2% of revenues, as compared to 84.0% of revenues for 1995. Revenues for spare parts distribution and sales accounted for 8.6% of total revenues for 1996, as compared to 13.8% for 1995. The increase in repair revenue as a percentage of total revenue was a result of the Company's decision to discontinue the low margin Dunlop Miami aircraft tire spare parts distribution business in May 1996.

    Revenues from landing gear repair and overhaul increased 51.5% to $15,745,000 or 40.4% of total revenues in 1996, compared to $10,394,000 or
29.7% of total revenues for 1995. This increase in revenues for landing gear repair and overhaul was attributable to increased volume from the Company's largest customer, FedEx, and to new wide-body repair and overhaul business from other customers including US Airways, Inc., Air Canada, Trans World Airlines and American Airlines.

    Fixed wing aircraft and helicopter hydromechanics repair and overhaul increased 12.7% to $13,310,000 or 34.1% of total revenues for 1996, as compared to $11,811,000 or 33.7% of 1995 revenues. This increase in revenues was attributable to increases in helicopter repair and overhaul business from the U.S. Coast Guard for 1996. The Dunlop Miami operation, which operated at a loss was closed in May 1996 and contributed $2,048,000 or 5.3% of total revenues for 1996 compared to $7,404,000 or 21.1% of revenues for 1995.

    GROSS PROFIT. Gross profit for 1996 increased 19.7% to $7,205,000 for 1996 from $6,019,000 for 1995. Gross profit increased as a percent of revenues to 18.5% for 1996 compared to 17.2% for 1995. This increase was primarily due to (i) a 51.5% increase in revenues from landing gear repair and overhaul services, (ii) further development of higher margin fixed wing aircraft and helicopter hydromechanics products and (iii) discontinuing the unprofitable Dunlop Miami operations.

    Gross profit for 1996 included a nonrecurring charge of $489,000 to dispose of certain obsolete and non-productive inventory related to closing the Dunlop Miami operations and a charge of $574,000 primarily related to other obsolete and non-productive inventory related to Dunlop Aviation at the Company's Sun Valley operations. Excluding these charges, gross profit would have been $8,268,000 or 21.2% of revenue for 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 increased $1,324,000 or 27.4% to $6,161,000 from $4,837,000 for 1995. This was a result of the Company's efforts to expand its international market presence through overseas representatives in Europe, the Middle East and China. In addition, 1996 included $947,000 of costs related to the EPA Claim, and 1995 included a net gain of approximately $300,000 due to an insurance reimbursement of $1,000,000 for legal defense costs related to the EPA Claim, for which the Company has been fully indemnified by BTR. Selling, general and administrative expense increased as a percent of revenues to 15.8% for 1996 from 13.8% for 1995 as a result of the above items offset by increased revenues in 1996 over 1995.

    OPERATING INCOME. Operating income for 1996 declined $1,334,000 to a loss of $152,000 or 0.4% of revenues, as compared to an operating income of $1,182,000 for 1995. Operating income for 1996 was negatively impacted by nonrecurring restructuring charges of $1,196,000 and charges to cost of revenues of $1,063,000 related to closing the Dunlop Miami operation and $947,000 in costs related to the EPA Claim. Excluding these charges, pro forma operating income for 1996 would have been $3,054,000 or 7.8% of revenues.

    NET INTEREST EXPENSES. Net interest expense for 1996 increased by 44.2% to $2,305,000 from $1,598,000 for 1995. Interest expense for 1996 has been adjusted, on a pro forma basis, to give effect to the BTR Transaction as if it happened on January 1, 1996. As a result of this pro forma adjustment, interest expense was increased to give effect to the Company's existing credit facilities, which are at higher interest rates than charged by BTR for inter-company advances. Interest income was not significant in either period.

    INCOME TAXES. The income tax benefit for 1996 was $934,000 compared to an income tax benefit of $680,000 for 1995. The effective tax rate for 1996 was 38.0% compared to 163.5% for 1995. The effective tax rate for 1995 includes a benefit of $525,000 from the reduction of a deferred tax valuation allowance that was no longer required since the Company was part of a consolidated group, and the deferred tax assets became recoverable.

    NET INCOME. As a result of the factors described above, the net loss for 1996 of $1,523,000 represented a decrease of $1,787,000 from net income of $264,000 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Since the BTR Transaction, the Company's working capital and funds for capital expenditures have been provided by cash generated from operations, borrowings under the Company's working capital credit facilities and cash received from the sale of Common Stock. In November 1996, the Company entered into a loan agreement with Bank of America National Trust and Savings Association ("Bank of America") for a $10.0 million revolving line of credit, a $13.5 million term loan and a $3.0 million capital expenditures facility.
A portion of the credit facility and the entire term loan were used to finance partially the acquisition of the Company from BTR. At the Company's election, each of the facilities under the agreement bears interest at a fixed bank reference rate or variable rate above IBOR. As of December 31, 1997, $8.5 million was outstanding under the revolving credit facility, and $12.7 million was outstanding under the term loan.

    On January 23, 1998, the Company and Bank of America entered into the Amended and Restated Business Loan Agreement (the "Amended Loan Agreement"), which agreement increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The credit facilities of the Amended Loan Agreement became available upon the completion of the Company's initial public offering and consummation of the BA Acquisition. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in three years, and the term loan and capital expenditure facilities mature in seven years. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market.

    In connection with the BA Acquisition, the Company and British Airways have agreed to enter into the exclusive seven-year Services Agreement, which the Company anticipates will result in substantial revenue from the repair and overhaul services and related spare parts sales to support the aircraft operated by British Airways. The Company also expects to incur additional operating and interest costs as a result of the BA Acquisition. Such increases in operating costs will include additional depreciation expense associated with the allocation of the purchase price to the assets acquired, additional rent expense associated with leasing facilities in the United Kingdom and additional salary and overhead costs associated with establishing operations to support British Airways utilizing the BA Assets. In addition, interest expense will increase due to the initial borrowing to fund the acquisition of the BA Assets and subsequent borrowings for working capital and to fund capital expenditures.

    Cash provided (used) by the Company for operating activities amounted to $(4,223,000), $(230,000) and $322,000 for the year ended December 31, 1995, the ten months ended October 31, 1996 and the year ended December 31, 1997, respectively. Cash used by the Company for investing activities amounted to $4,114,000, $1,199,000 and $3,464,000 for the year ended December 31, 1995, the ten months ended October 31, 1996 and the year ended December 31, 1997, respectively. These activities were for the purchase of machinery, leasehold improvements and landing gear rotable assets, net of proceeds received for disposal of equipment and rotable assets. In September 1997, the Company acquired $3.2 million in Boeing 757 rotable assets and inventory from American Airlines in connection with the seven-year exclusive contract to support American Airlines' fleet. A deposit of 10% of the $3.2 million was made to American Airlines in September 1997. The balance payable of $2.9 million was included in accounts payable and is due to American Airlines when work under the contract commences in February 1998. The Company plans to pay this balance from additional borrowings under the Company's Amended Loan Agreement. The Company also plans to use $1.5 million from funds provided under its Amended Loan Agreement to repay a portion of the $6.5 million subordinated debt owed to a principal shareholder of the Company.

    Cash provided by the Company for financing activities in 1995 primarily related to additional borrowings from the Company's parent, BTR, for investments in wide-body Boeing 747 and DC10 landing gear shipsets and working capital. Cash generated for financing activities in the two months ended December 31, 1996 primarily related to the borrowings under the current credit facilities and the issuance of preferred stock for $2.0 million to fund the acquisition of the Company from BTR. Cash provided from financing activities for the year ended December 31, 1997 related to borrowings to fund leasehold improvements at a new facility, expenditures to increase landing gear repair and overhaul capacity and the acquisition of landing gear rotable assets.

    In April 1997, the Company entered into a 13-year lease for a 77,800 square foot facility adjacent to its existing location in Sun Valley, California. Occupancy costs under the Company's existing facilities in Sun Valley and in the Netherlands amount to approximately $1.1 million per year. See Note 7 of Notes to Financial Statements. The Company is seeking to lease a newly constructed facility in the United Kingdom in connection with the BA Acquisition, and has identified two possible construction sites. The Services Agreement with British Airways permits the Company to occupy temporarily the premises in which the BA Assets are currently housed through December 31, 1999. Rent payments aggregating L1.8 million ($2.9 million at December 31, 1997) for the period from June 1, 1998 through June 30 1999, will be paid to British Airways on a monthly basis, whether or not the Company continues to occupy the premises during such period. Beginning July 1, 1999, rental amounts will increase to L8,500 ($13,900 at December 31, 1997) per day, which amount will be proportionately reduced as the Company returns space to British Airways. Assuming the Company can enter into a lease or begin construction of a new facility by April 1998, the Company believes it will be able to relocate a substantial portion of the facilities during the first half of 1999, but that plating operations as well as certain other areas will remain at the British airways location through at least the third quarter of 1999. The Company has budgeted approximately $1.4 million in occupancy expenses for the remainder of 1998 following the BA Acquisition, although there can be no assurance that this estimate will not be exceeded.

    The Company anticipates making capital expenditures of approximately $3.2 million during fiscal 1998 at its Sun Valley operations for plating shop expansion, rotable assets, landing gear handling equipment and leasehold improvements to expand the Company's repair and overhaul capacity. This expansion is a continuation of the Company's 1997 facilities expansion, which included a significant increase in square footage primarily devoted to landing gear repair and overhaul in addition to expansion of its Constant Speed Drive and Integrated Drive Generator Shop. The majority of the expenditure in 1998 and 1999 will be to expand the electro-plating shop capacity at the Sun Valley operations. This expenditure will be financed from cash flow from operations and borrowings under new credit facilities.

    In connection with the BA Acquisition, the Company anticipates making capital expenditures of approximately $1.3 million in 1998 for the purchase of rotable assets and $3 million in 1999 to relocate the British Airways' landing gear operations to a new facility, which include expenditures for leasehold improvements, handling equipment and machinery and an electro-plating shop. Capital expenditures related to the new facility in the United Kingdom will be financed from cash flow from operations and borrowings under new credit facilities. In connection with the BA Acquisition, the Company anticipates it will capitalize approximately $1.0 million of manufacturing expenses incurred at its new United Kingdom operations to overhaul and make serviceable the landing gear rotable assets it acquired from British Airways in 1998.

    The Company believes that funds generated from operations, the net proceeds of the Offering and available borrowings under new credit facilities will be sufficient to meet operating needs and other capital equipment requirements of the Company for the year ending December 31, 1998.

FOREIGN EXCHANGE

    To date, the Company's business has not been significantly affected by currency fluctuations. However, the Company conducts business in the Netherlands and will conduct business in the United Kingdom and thus fluctuations in currency exchange rate could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in revenues in that country.

    The Company makes substantial inventory purchases in French francs from such suppliers as Messier-Dowty, SAMM and Eurocopter France. During 1996 and 1997, the United States dollar has strengthened against the French franc, creating a favorable exchange rate variance for the Company. The Company's Netherlands facility's transactions are primarily United States dollar denominated for inventory purchases while revenues and operating expenses are partially in Dutch guilder. The Company's revenues are primarily denominated in United States dollars and to some extent in Dutch guilders, and the Company expects to make material sales in British pounds sterling following the BA Acquisition.

    The Company's payment of the purchase price for the BA Acquisition was denominated in pounds. To hedge against the fluctuation of pounds to dollars, the Company had entered into a transaction, which permitted it to purchase approximately $17 million of pounds at a rate of 1.6373 dollars per pound. The balance of the purchase price was not hedged, although the spot rate when the BA Acquisition was completed was similar to the forward hedge rate. The Company will continue to evaluate hedging options in the future. Upon completion of the BA Acquisition, the Company may engage in additional foreign currency denominated sales or pay material amounts of expenses in foreign currencies that may generate gains and losses due to currency fluctuations.

QUARTERLY REVENUES FLUCTUATIONS

    The Company's operating results are affected by a number of factors, including the timing of orders for the repair and overhaul of landing gear and fulfillment of such contracts, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions and other factors. Although the Company has secured several long-term agreements to service multiple aircraft, the Company receives revenues under those agreements only when it actually performs a repair or overhaul. Because the average time between landing gear overhauls is seven years, the work orders that the Company receives and the number of repairs or overhauls that the Company performs in particular periods may vary significantly causing the Company's quarterly revenues and results of operations to fluctuate substantially. The Company is unable to predict the timing of the actual receipt of such orders and, as a result, significant variations between forecasts and actual orders will often occur. Furthermore, the rescheduling of the shipment of any large orders, or portion thereof, or any production difficulties or delays by the Company, could impact the Company's quarterly operating results.

INFLATION

    Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

YEAR 2000

    The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitve information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following sets forth certain information regarding the Company's executive officers and directors:

 NAME                                        AGE                     POSITION
 ----                                        ---                     --------
 Scott W. Hartman...........................  34      Chairman of the Board(1)(2)(4)
 David L. Lokken............................  51      President, Chief Executive Officer and Director(2)(4)
 Brian S. Aune..............................  42      Vice President and Chief Financial Officer
 Brian S. Carr..............................  40      Managing Director of Sun Valley Operations
 Richard Adey...............................  39      Managing Director of United Kingdom Operations
 Michael A. Riley...........................  51      Vice President--Hydromechanical Business Unit
 Daniel J. Lubeck...........................  35      Secretary and Director(2)
 John G. Makoff.............................  34      Director
 Joel F. McIntyre...........................  59      Director(1)(3)
 Daniel C. Toomey, Jr.......................  34      Director(1)(3)
 Mellon C. Baird............................  67      Director(3)(4)


--------------------
(1)  Member of Compensation Committee
(2)  Member of Nominating Committee
(3)  Member of Audit Committee
(4)  Member of Executive Committee

     SCOTT W. HARTMAN became a director of the Company in December 1996 and became Chairman of the Board of the Company in March 1997. Since March 1995, Mr. Hartman has served as Chief Operating Officer of Unique. From December 1993 until he joined Unique, Mr. Hartman served as Chief Executive Officer of Nucor World Industries, a private holding company. From December 1991 until December 1993, Mr. Hartman served as a Vice President of Business Development for City National Bank, and from May 1983 until he joined City National Bank, he held various management positions with Emerson Electric Company. Mr. Hartman earned a B.S. from Indiana University.

     DAVID L. LOKKEN joined the Company in May 1989 as Executive Vice President and Chief Operating Officer and has served as President and Chief Executive Officer of the Company since June 1993. From November 1985 until he joined the Company, Mr. Lokken served a Vice President and General Manager of Cleveland Pneumatic's Product Service Division. Mr. Lokken holds a B.S. in Electrical Engineering from North Dakota State University and an M.B.A. from Arizona State University.

     BRIAN S. AUNE joined the Company as Vice President of Finance and Administration in 1992 and has served as Vice President and Chief Financial Officer of the Company since August 1994. Before joining the Company, Mr. Aune held various finance and management positions with Dunlop Aviation, BEI Motion Systems Electronics and Eastman Kodak. Mr. Aune has a B.A. in Accounting from Eastern Washington University and an M.B.A. from the University of San Diego.

     BRIAN S. CARR became Managing Director of Sun Valley Operations in November 1997 after having served as Vice President-Landing Gear Business Unit since he joined the Company in January 1993. From 1980 until he joined the Company, Mr. Carr held various engineering, technical sales and management positions with Cleveland Pneumatic's Product Service Division and Dowty Aerospace. Mr. Carr holds a B.S. in Aerospace Engineering Technology from Kent State University.

     RICHARD ADEY became the Company's Managing Director of United Kingdom Operations following the BA Acquisition. Since March 1996, Mr. Adey has been a Senior Manager for British Airways Engineering, in charge of overhauling landing gear, flap tracks and flap carriages on British Airways' aircraft. From 1994 until he joined British Airways Engineering, Mr. Adey served as Operations Director for Woodhead Manufacturing Ltd. From 1984 through 1993, Mr. Adey served as a Senior Consultant with Coopers & Lybrand, specializing in operations management and process improvement within commercial organizations. Mr. Adey holds a BSc in Production Engineering and Engineering Management from the University of Nottingham and an MSc in Manufacturing Technology and Business Management from Cranfield Institute.

     MICHAEL A. RILEY joined the Company's predecessor as Vice President of Marketing in October 1989 and has served as Vice President-Hydromechanical Business Unit since January 1994. From 1982 until he joined the Company, Mr. Riley held various positions in the aerospace/aircraft industry with Abex Aerospace and Dunlop Aviation. Mr. Riley served as a helicopter pilot in the United States Navy and received a B.S. in Engineering from the United States Naval Academy, Annapolis, Maryland.

     DANIEL J. LUBECK joined the Company as Secretary and a director in December 1996. Since July 1996, Mr. Lubeck has served as President of Unique. From March 1993 until he joined Unique, Mr. Lubeck was an attorney with McIntyre, Borgess & Burns, a multi-service law firm, after having worked as an attorney with Paul, Hastings, Janofsky & Walker from 1987 until 1992 and with Manatt, Phelps & Philips, LLP from 1992 until 1993. Mr. Lubeck earned a J.D. from University of Southern California and holds a B.A. from University of California San Diego.

     JOHN G. MAKOFF became a director of the Company in December 1996. Mr. Makoff founded Unique in June 1993 and currently serves as its Chief Executive Officer. From June 1991 until he founded Unique, Mr. Makoff served as Manager for Computerland of Pasadena, Inc., a computer reseller. Mr. Makoff holds a B.A. from Lewis & Clark University.

     JOEL F. MCINTYRE became a director of the Company in February 1998. From 1963 through 1993, Mr. McIntyre was an attorney with the law firm of Paul, Hastings, Janofsky and Walker. In 1993, Mr. McIntyre founded the law firm of McIntyre, Borges & Burns LLP and currently serves as its Managing Partner. Mr. McIntyre currently serves on the Board of Directors of International Aluminum Corporation, a publicly-held company. Mr. McIntyre received a B.A. from Stanford University in 1960 and J.D. from University of California, Los Angeles in 1963.

     DANIEL C. TOOMEY, JR. became a director of the Company in February 1998. Since January 1998, Mr. Toomey has served as the President and Chief Executive Officer of Nomadix, LLC. Mr. Toomey served as Vice President and Chief Financial Officer of Eltron International, Inc., a publicly-held company ("Eltron"), from October 1992 until December 1997. From 1987 until he joined Eltron, Mr. Toomey was employed with Arthur Andersen LLP, where he served as Manager in the Enterprise Division of its Woodland Hills, California office. Mr. Toomey received a B.A. from the University of California, Los Angeles in 1986.

     MELLON C. BAIRD became a director of the Company in March 1998. Mr. Baird has served as Chairman, President and Chief Executive Officer of Delfin Systems since 1990. From 1987 to 1989, Mr. Baird served as President and Chief Executive Officer of Tracor, Inc., a privately-held company ("Tracor"). From 1986 until 1987, Mr. Baird served as President, Chief Operating Officer and a director of Tracor, a publicly-held company. Mr. Baird currently serves on the Board of Directors of Software Spectrum, Inc. and

EDO Corporation, which are both publicly-held companies. Mr. Baird received a B.B.A. and an M.B.A. from University of North Texas in 1956 and 1961, respectively.

BOARD COMMITTEES

     In November 1997, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee is composed of Messrs. McIntyre, Toomey and Baird. The functions of the Audit Committee include recommending to the Board the selection and retention of independent auditors, reviewing the scope of the annual audit undertaken by the Company's independent auditors and the progress and results of their work and reviewing the financial statements of the Company and its internal accounting and auditing procedures. The Compensation Committee is composed of Messrs. Hartman, McIntyre and Toomey. The functions of the Compensation Committee include establishing the compensation of the Chief Executive Officer, reviewing and approving executive compensation policies and practices, reviewing salaries and bonuses for certain executive officers of the Company, administering the Company's employee stock option plans and considering such other matters as may from time to time be delegated to the Compensation Committee by the Board of Directors. The function of the Nominating Committee, which consists of Messrs. Hartman, Lokken and Lubeck, is to select the slate of directors to be presented to the shareholders for election at the annual meeting of the shareholders of the Company. The Board of Directors has also established an Executive Committee to advise the Company on strategic planning matters. The Executive Committee is composed of Messrs. Hartman, Lokken and Baird.

     The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors of the Company. See "Executive Compensation--Employment Arrangements." The Company's Directors serve until the next annual meeting of shareholders or until successors are elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of copies of reports filed with the SEC and submitted to the Company, the Company believes that all of the Company's directors, executive officers and greater-than-ten-percent shareholders filed all required reports on a timely basis upon and after the consummation of the Offering.

ITEM 11.       EXECUTIVE COMPENSATION

     The following table sets forth certain compensation earned or accrued during the years ended December 31, 1995, 1996 and 1997 by the Company's Chief Executive Officer and the Company's three other most highly compensated executive officers whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"):

                     SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION
                                                     --------------------------------------------------
 NAME AND PRINCIPAL POSITION                         YEAR        SALARY         BONUS(1)       OTHER
 ---------------------------                         ----       --------        --------    -----------
 David L. Lokken...................................  1997       $233,147        $44,358
 Chief Executive Officer                             1996        192,566         67,125     $173,220(2)
                                                     1995        184,256            -
 Brian S. Aune.....................................  1997       $117,302        $21,097
 Chief Financial Officer                             1996         98,440         28,763
                                                     1995        100,509            -
 Brian S. Carr.....................................  1997       $125,156        $21,097
 Managing Director of Sun Valley Operations          1996        111,258         26,910
                                                     1995        104,785            -
 Michael A. Riley..................................  1997       $113,430        $18,663
 Vice President-Hydromechanical Business Unit        1996         95,584         23,550
                                                     1995         93,335            -

-----------------------

(1)  Bonus amounts are shown in the year accrued.
(2) Nonrecurring payment made for services rendered in connection with BTR's sale of the Company, of which 31% was paid in 1996 and 69% was paid in 1997.

EMPLOYMENT ARRANGEMENTS

     In November 1996, the Company entered into an employment agreement with David L. Lokken pursuant to which Mr. Lokken agreed to serve as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of five years and as amended in 1997 provides for an annual base salary of $205,000, a performance bonus to be awarded in accordance with the terms and conditions of a separate Management Incentive Compensation Plan, and a monthly automobile allowance of $1,500. Pursuant to the employment agreement, the Company may terminate Mr. Lokken's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Lokken's employment without cause, Mr. Lokken would be entitled to receive a severance amount equal to his annual base salary for the greater of two years or the balance of the term of his employment agreement and a bonus for the year of termination. In the event of a termination by reason of Mr. Lokken's death or permanent disability, his legal representative will be entitled to receive his annual base salary for the remaining term of his employment agreement.

     In November 1996, the Company also entered into employment agreements with each of Brian S. Aune, the Company's Vice President and Chief Financial Officer, Brian S. Carr, the Company's Managing Director of Sun Valley Operations, and Michael A. Riley, the Company's Vice President-Hydromechanical Business Unit. The employment agreements are each for an initial term of three years and as amended in 1997 provide for annual base salaries of $130,000, $130,000 and $115,000, respectively, performance bonuses to be awarded in accordance with the terms and conditions of a separate Management Incentive Compensation Plan, and monthly automobile allowances of $750. In the event the Company terminates their employment without cause, Messrs. Aune, Carr and Riley would each be entitled to receive a severance amount equal to his respective annual base salary for the greater of one year or the balance of the term of his employment agreement and a bonus for the year of termination. In the event of a termination by reason of Messrs. Aune's, Carr's or Riley's death or permanent disability, his legal representative will be entitled to receive his annual base salary for the remaining term of his employment agreement.

     In addition, pursuant to each of their amended employment agreements, in the event of, or termination following, a change in control of the Company, as defined in the agreements, Mr. Lokken and each of Messrs. Aune, Carr and Riley would be entitled to receive 18 and 12 months' salary, respectively, based on the total annual salary then in effect paid according to a schedule to be determined at the time such event occurs.

DIRECTOR COMPENSATION

     Each non-employee director receives a cash fee of $1,500 per regular and special Board meeting attended in person and $1,000 per telephonic Board meeting and an additional $500 per month for being a member of one or more committees of the Board. Each non-employee director is expected to receive, as additional director compensation, such number of options as determined by the Board to purchase shares of Common Stock per year at an exercise price equal to the fair market value of the Common Stock on the date of grant. In January 1998, Daniel C. Toomey, Jr. and Joel F. McIntyre were each granted five-year options to purchase up to 14,861 shares, exercisable at the initial public offering price per share, vesting 33 1/3% per year beginning on the first anniversary of the effective date of the Offering. In March 1998, the Company granted Mellon C. Baird five-year options to purchase up to 14,861 shares, exercisable at the then market price, vesting 33 1/3% per year beginning on the first anniversary of the date of grant. The directors are also reimbursed for expenses incurred in connection with the performance of services as directors.

STOCK OPTIONS

     The following table sets forth certain information with respect to stock options granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1997:


 OPTION GRANT TABLE

    OPTION GRANTS DURING THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                                               POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                                              ANNUAL RATES OF STOCK
                                                                                                              PRICE APPRECIATION FOR
                                                     INDIVIDUAL GRANTS                                               OPTION TERM
                             --------------------------------------------------------------------------       ----------------------
                              NUMBER OF
                              SHARES OF        % OF TOTAL
                             COMMON STOCK        OPTIONS
                              UNDERLYING        GRANTED TO      EXERCISE
                               OPTIONS         EMPLOYEES IN      PRICE
     NAME                      GRANTED         FISCAL YEAR     ($/SH)(3)        EXPIRATION  DATE                 5%            10%
     ----                    ------------      ------------    ---------   ----------------------------       -------      ---------
David L. Lokken               187,471(1)          50.0%          $8.00     72,105 on November 14, 2002        605,682        634,524
                                                                           115,366 on November 14, 2003       969,074      1,015,220
Brian S. Aune                  43,261(2)          11.5%          $8.00     14,420 on November 14, 2002        121,128        126,896
                                                                           28,841 on November 14, 2003        242,264        253,800
Brian S. Carr                  43,261(2)          11.5%          $8.00     14,420 on November 14, 2002        121,128        126,896
                                                                           28,841 on November 14, 2003        242,264        253,800
Michael A. Riley               43,261(2)          11.5%          $8.00     14,420 on November 14, 2002        121,128        126,896
                                                                           28,841 on November 14, 2003        242,264        253,800

--------------------

(1) 72,105 of these options were fully vested and exercisable on the date of grant and are for a term of five years. 115,536 of these options are for a term of six years, subject to earlier termination in certain events related to termination of employment, and vest at the rate of 5% every three months after the grant date so that all of the options will be fully vested and exercisable on the fifth anniversary of the grant date.

(2) 14,420 of these options were fully vested and exercisable on the date of grant and are for a term of five years. 28,861 of these options are for a term of six years, subject to earlier termination in certain events related to termination of employment, and vest at the rate of 5% every three months after the grant date so that all of the options will be fully vested and exercisable on the fifth anniversary of the grant date.

(3) The exercise price and tax withholding related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions. With respect to options granted under the Company's 1997 Stock Option Plan, the stock option committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

    The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during fiscal year 1997 and held by them as of December 31, 1997:

                   OPTION EXERCISES AND YEAR-END VALUE TABLE

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND YEAR-END OPTION VALUES

                                                      NUMBER OF
                                                      SHARES OF
                                                    COMMON STOCK             VALUE OF
                                                     UNDERLYING            UNEXERCISED
                                                    UNEXERCISED            IN-THE-MONEY
                                                      OPTIONS                 OPTIONS
                          SHARES                    AT YEAR-END            AT YEAR-END(1)
                         ACQUIRED                  --------------          --------------
                            ON           VALUE      EXERCISABLE/            EXERCISABLE/
     NAME                EXERCISE       REALIZED   UNEXERCISABLE           UNEXERCISABLE
     ----                --------       --------   --------------          --------------
David L. Lokken             -              -       72,105/115,366                0/0
Brian S. Aune               -              -        14,420/28,841                0/0
Brian S. Carr               -              -        14,420/28,841                0/0
Michael A. Riley            -              -        14,420/28,841                0/0

------------------------

(1) Amounts are shown as the positive spread between the exercise price and the fair market value (based on the initial public offering price of $8.00 per share). At year-end the Company's Common Stock was not traded on an established public trading market.

MANAGEMENT STOCK OPTIONS

     In November 1997, the Board of Directors granted five-year management stock options to purchase an aggregate of 115,365 shares of Common Stock to David L. Lokken, Brian S. Aune, Brian S. Carr, and Michael A. Riley. These options are in addition to those granted under the 1997 Stock Option Plan described below. All of these options are vested and are exercisable at $8.00 per share.

STOCK OPTION PLAN

     In November 1997, the Board of Directors adopted the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan, which was approved by the Company's shareholders in November 1997, provides for the grant of options to directors, officers, other employees and consultants of the Company to purchase up to an aggregate of 634,514 shares of Common Stock. The purpose of the 1997 Plan is to provide participants with incentives that will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1997 Plan is to be administered by the Board of Directors, or a committee of the Board, which has discretion to select optionees and to establish the terms and conditions of each option, subject to the provisions of the 1997 Plan. Options granted under the 1997 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

     The exercise price of incentive stock options may not be less than the fair market value of Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1997 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1997 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Nonqualified options may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1997 Plan generally are nontransferable, but transfers may be permitted under certain circumstances in the discretion of the administrator. Shares subject to options that expire unexercised under the 1997 Plan will once again become available for future grant under the 1997 Plan. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1997 Plan is effective for ten years, unless sooner terminated or suspended.

     In November 1997, the Board of Directors of the Company granted six-year options to purchase an aggregate of 259,572 shares of Common Stock under the 1997 Plan, of which 230,730 were granted to David L. Lokken, Brian S. Aune, Brian S. Carr, Michael A. Riley and Richard Adey. All of these options are exercisable at the initial public offering price per share. The options generally will be subject to vesting and will become exercisable at a rate of 5% per quarter from the date of grant, subject to the optionee's continuing employment with the Company. Each of the option agreements for Messrs. Lokken, Aune, Carr, Riley and Adey provides that all options will become fully vested and exercisable upon a change in control of the Company, as defined in the agreements.

     In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination will immediately terminate, and any options that are exercisable will terminate not less than three months (six months in the case of termination by reason of death or disability) following termination of employment.

     To the extent nonqualified options are granted under the 1997 Plan, the Company intends to issue such options with an exercise price of not less than the market price of the Common Stock on the date of grant.

EMPLOYEE DEFINED BENEFIT PLAN

     GENERAL. On January 1, 1997 the Board of Directors adopted the Employee Defined Benefit Pension Plan (the "Pension Plan") for the benefit of the eligible employees of the Company. The primary purpose of the Pension Plan is to provide a retirement benefit for participating employees. All employees of the Company are eligible to participate in the Pension Plan on the January 1st next following their date of hire. Employees who are covered by collective bargaining units and whose retirement benefits are the subject of good faith bargaining, however, are not eligible to participate in the Pension Plan.

     ADMINISTRATION. The Pension Plan is administered by a committee (the "Plan Committee") whose members are appointed by the Board of Directors of the Company. The Plan Committee oversees the day-to-day administration of the Pension Plan and has the authority to take action and make rules and regulations necessary to carry out the purposes of the Pension Plan.

     NORMAL RETIREMENT BENEFITS AND VESTING.   The Pension Plan provides for
employer contributions only. Each year, the Company makes a contribution to the pension plan equal to the minimum funding requirement sufficient to fund for the benefits being accrued under the Pension Plan for the year. The Pension Plan provides for a normal retirement benefit payable on a monthly basis for the lifetime of the participant. The normal retirement benefit is equal to the participant's credited benefit service (up to a maximum of 35 years) times the sum of 0.75% of the participant's final average monthly compensation plus 0.65% of such compensation in excess of the participant's average monthly wage. However, the benefit actually payable from the Pension Plan will be reduced for any benefits payable (or paid) with respect to service credited from the Defined Benefit Pension Plan of the Company's predecessor.

     For purposes of calculating a participant's normal retirement benefits, average monthly compensation is defined in the Pension Plan as average monthly compensation during the five consecutive plan years of the participant's employment which yields the highest average compensation.

     No maximum monthly benefit payable under the Pension Plan is to exceed the applicable Internal Revenue Code Section 415 limit ($10,416.67 for 1997) adjusted actuarially to reflect a participant's retirement age if the retirement age is other than the social security retirement age. The monthly retirement benefit payable by the Pension Plan is a benefit payable in the form of a straight life annuity with no ancillary benefits. For a participant who is to receive benefits other than in the form of a straight life annuity, the monthly retirement benefit will be adjusted to an equivalent benefit in the form of a straight life annuity on an actuarial equivalent basis.

     A participant becomes fully vested in his accrued benefits under the Pension Plan upon attainment of normal retirement age (age 65), permanent disability, death or the termination of the Pension Plan. If a participant terminates employment with the Company prior to retirement, death or disability, the vested interest he has in accrued benefits under the Pension Plan is based on years of service, with 0% vesting for less than five years of service and 100% vesting after five or more years of service.

     PENSION PLAN INVESTMENTS. The Committee selects vehicles for the investment of plan assets. The Committee then directs the trustee to invest employer contributions in the investment option selected by the Committee under the Pension Plan.

     PENSION PLAN AMENDMENT OR TERMINATION. Under the terms of the Pension Plan, the Company reserves the right to amend or terminate the Pension Plan at any time and in any manner. No amendment or termination, however, may deprive a participant of any benefit accrued under the Pension Plan prior to the effective date of the amendment or termination.

     ESTIMATED MONTHLY BENEFITS. The following table sets forth the estimated monthly benefits under the Pension Plan, without regard to any offsetting benefit which may be payable from the Defined Benefit Pension Plans of the Company's predecessors for service prior to January 1, 1997, based on the current benefit structure and assuming the participant's current age is 50.

                       PENSION PLAN TABLE


REMUNERATION      15             20             25             30             35
------------    ------         ------         ------         ------         ------
                                         YEARS OF SERVICE
                                         ----------------
$125,000......  $1,743         $2,323         $2,904         $3,485         $4,066
 150,000......   2,180          2,907          3,633          4,360          5,087
 175,000......   2,355          3,140          3,925          4,710          5,495
 200,000......   2,355          3,140          3,925          4,710          5,495
 225,000......   2,355          3,140          3,925          4,710          5,495
 250,000......   2,355          3,140          3,925          4,710          5,495
 300,000......   2,355          3,140          3,925          4,710          5,495
 400,000......   2,355          3,140          3,925          4,710          5,495
 450,000......   2,355          3,140          3,925          4,710          5,495
 500,000......   2,355          3,140          3,925          4,710          5,495


     The compensation covered by the Pension Plan includes basic salary or wages, overtime payments, bonuses, commissions and all other direct current compensation but does not include contributions by the Company to Social Security, benefits from stock options (whether qualified or not), contributions to this or any other retirement plans or programs or the value of any other fringe benefits provided at the expense of the Company. For benefit calculation purposes, a "highest five-year" average of compensation is used.

Benefits are paid as straight-life annuities with no subsidies or effects. The compensation covered by the Pension Plan for all of the Named Executives was limited to $160,000 in accordance with Section 401(a)(17) of the Code.

     The years of credited service for each Named Executive Officer who participates in the Pension Plan are as follows:

NAME                                                     YEARS
----                                                    -------
Dave Lokken..........................................   9 years
Brian Aune...........................................   6 years
Brian Carr...........................................   5 years
Michael Riley........................................   8 years


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In November 1997, Joel McIntyre, Scott Hartman and Daniel Toomey were appointed to serve on the Compensation Committee of the Company's Board of Directors. Mr. McIntyre, who is a Director of the Company and also a member of its Audit Committee is a member of the law firm of McIntyre, Borges & Burns LLP ("McIntyre, Borges & Burns"). During the 12 months ended December 31, 1997, the Company paid McIntyre, Borges & Burns approximately $4,700 for legal services rendered. Mr. Hartman, who is Chairman of the Company's Board of Directors is a principal of Unique. During the 12 months ended December 31, 1997, the Company paid Unique $330,000 in management fees and reimbursable expenses.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock as of March 12, 1998 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all directors and executive officers of the Company as a group.

                                            Number of Shares of      Percentage of
          Name and Address(1)                 Common Stock(2)        Outstanding(2)
------------------------------------------- -------------------      --------------
Melanie L. Bastian.........................       961,252                16.5%
John G. Makoff.............................       444,943                 7.6
Daniel J. Lubeck...........................       330,120                 5.7
Scott W. Hartman...........................       330,120                 5.7
David L. Lokken(3).........................       221,403                 3.8
Brian S. Aune(4)...........................        44,568                  *
Brian S. Carr(4)...........................        44,568                  *
Michael A. Riley(4)........................        44,568                  *
Daniel C. Toomey, Jr.......................         2,000                  *
Joel F. McIntyre...........................             0                  --
Mellon C. Baird............................             0                  --
All directors and executive officers
  as a group (11 persons)..................     1,463,732                24.6

----------------------

 *   Less than 1%.
(1) The address for all persons is c/o the Company at 11240 Sherman Way, Sun Valley, California 91352.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of March 12, 1998, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(3) Includes 77,873 shares issuable upon exercise of vested options to purchase common stock.
(4) Includes 15,862 shares issuable upon exercise of vested options to purchase common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective November 1, 1996, Aqhawk, an entity wholly-owned by the shareholders of Unique and the Company's executive officers ("Aqhawk"), purchased all of the outstanding capital stock of the Company from BTR (the "BTR Transaction"). The purchase price Aqhawk paid was $29,802,861, consisting of (i) $18,828,841 obtained through debt financing provided by Bank of America to the Company (the "Bank of America Loan"), which then loaned such amount to Aqhawk, (ii) $6,500,000 obtained through a subordinated note (the "Subordinated Note") provided by Melanie Bastian, a principal shareholder and the former Chairman of the Company, to Unique which then loaned such amount to Aqhawk,
(iii) $2,000,000 obtained in return for the issuance to Ms. Bastian of 400 shares of Preferred Stock of Aqhawk, and (iv) the remaining amount obtained through cash provided by the Company. In December 1996, Aqhawk was merged with the Company. In the merger, each two shares of common stock of Aqhawk were converted into one share of common stock of the Company, and each share of preferred stock was converted into one share of preferred stock of the Company.

     In connection with the BTR Transaction, BTR entered into an Environmental Indemnity Agreement pursuant to which it agreed to indemnify Aqhawk and the Company against losses arising from any finding that the Company or Aqhawk is liable for the handling, storage and disposal of hazardous substances on, around or originating from the Company's facilities that existed on or before November 1, 1996, including any future amounts for which the Company may be responsible in connection with the SFVB Actions. See "Business--Environmental Matters and Proceedings." BTR and its subsidiary also agreed not to compete against the Company in the repair and overhaul of aircraft landing gear for a period of three years following the BTR Transaction. In addition, BTR granted the Company an exclusive, worldwide, royalty-free license to use the Hawker Pacific logo and name, for as long as the Company continues to use such marks, in connection with the repair and overhaul of aircraft landing gear and a non-exclusive right to use the logo and name for the same period in connection with all other operations of the Company.

     To obtain a portion of the purchase price paid for the Company in connection with the BTR Transaction, in November 1996, the Company issued the Subordinated Note in the aggregate principal amount of $6.5 million. The Subordinated Note bears interest at the rate of 11.8% per annum paid monthly and matures January 1, 2001. The Company has agreed to use $1.5 million of the funds provided by the Amended Loan Agreement to repay a portion of the $6.5 million Subordinated Note. The remaining balance of the Subordinated Note has been replaced by a new $5 million promissory note. The new note bears interest at a fixed rate of 11.8% per annum, requires the Company to make monthly payments of interest only, and matures on the earlier of June 30, 2005 or 180 days after the termination of the Amended Loan Agreement.

     Pursuant to a Limited Guaranty dated as of November 27, 1996 by Melanie L. Bastian in favor of Bank of America, in connection with the Bank of America Loan, Ms. Bastian guaranteed the Company's payment obligations, and the shareholders of the Company pledged as collateral for the loan all of their capital stock of the Company. Ms. Bastian's guarantee and the pledges were released upon the consummation of the Offering.

     As of September 30, 1997, all of the Company's issued and outstanding shares of preferred stock were held by Ms. Bastian. Upon the closing of the Offering all of the outstanding shares of preferred stock were converted into 250,000 shares of Common Stock.

     In September and October 1997, Ms. Bastian purchased an aggregate of 101,619 shares of Common Stock for $1,000,000 ($9.84 per share).

     The Company and Unique entered into a management agreement dated March 1, 1997 (the "Old Management Agreement"), pursuant to which the Company paid Unique management fees and reimbursable expenses totalling approximately $330,000 during the year ended December 31, 1997. In November 1997, the Company and Unique entered into a new management services agreement (the "Management Services Agreement") pursuant to which, upon the consummation of the Offering, the Old Management Agreement was terminated, and Unique became entitled to receive $150,000 per year payable monthly commencing in January 1999 for certain management services to be rendered to the Company. The Management Services Agreement will terminate upon the Company's completing an additional underwritten public offering in which selling shareholders offer 25% or more in such offering.

     The Company also entered into a mergers and acquisitions agreement dated as of September 2, 1997 with Unique pursuant to which Unique received $300,000 upon the closing of the BA Acquisition for services provided in connection with the acquisition. Amounts paid under the Old Management Agreement during 1998 were credited against this $300,000.

     During the 12 months ended December 31, 1997, the Company paid McIntyre, Borges & Burns approximately $4,700 for legal services rendered. Joel F. McIntyre is a director of the Company and is a member of the law firm of McIntyre, Borges & Burns.


                                 PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES:

     The following financial statements of Hawker Pacific Aerospace are included in this Report:

     Balance Sheets--December 31, 1995, 1996 and 1997

     Statements of Operations--Year ended December 31, 1995, ten months ended October 31, 1996, two months ended December 31, 1996 and the year ended December 31, 1997

     Statements of Changes in Stockholders' Equity--Years ended December 31, 1996 and 1997

     Statements of Cash Flows--Year ended December 31, 1995, ten months ended October 31, 1996, two months ended December 31, 1996 and the year ended December 31, 1997

     Notes to Financial Statements--December 31, 1997


     The following financial statement schedule of Hawker Pacific Aerospace is included in Item 14(d):

     Schedule II  Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b)  FORM 8-K

     No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal 1997.

     (c) EXHIBITS


EXHIBIT
  NO.                              EXHIBIT DESCRIPTION
------- -----------------------------------------------------------------------
   2.1  Agreement relating to the Sale and Purchase of part of the
        Business of British Airways plc dated December 20, 1997 by and among the Company, Hawker Pacific Aerospace Limited and British
        Airways plc., and related Landing Gear Overhaul Services
        Agreement.(1)+

   3.1  Amended and Restated Articles of Incorporation of the
        Company.(1)

   3.2  Amended and Restated Bylaws of the Company.(1)

   3.3  Certificate of Amendment to the Amended and Restated Articles of
        Incorporation of the Company.(1)

   4.1  Specimen Common Stock Certificate.(1)

  10.1  1997 Stock Option Plan and forms of Stock Option Agreements.(1)

 10.1A  Amendment No. 1 to 1997 Stock Option Plan.(1)

  10.2 Employment Agreement dated November 1, 1996 between the Company and David L. Lokken.(1)

 10.2A  First Amendment to Employment Agreement for David L. Lokken.(1)

  10.3 Employment Agreement dated November 1, 1996 between the Company and Brian S. Aune.(1)

 10.3A  First Amendment to Employment Agreement for Brian S. Aune.(1)

  10.4 Employment Agreement dated November 1, 1996 between the Company and Brian S. Carr.(1)

 10.4A  First Amendment to Employment Agreement for Brian S. Carr.(1)

  10.5 Employment Agreement dated November 1, 1996 between the Company and Michael A. Riley.(1)

 10.5A  First Amendment to Employment Agreement for Michael A. Riley.(1)

  10.6 Form of Indemnity Agreement for directors and executive officers of the Company.(1)

  10.7  Business Loan Agreement dated November 27, 1996 between the
        Company and Bank of America National Trust and Savings
        Association.(1)

 10.7A Amendment No. 1 to Business Loan Agreement between the Company and Bank of America National Trust and Savings Association.(1)

  10.8 Agreement of Purchase and Sale of Stock effective as of November 1, 1996 by and among BTR Dunlop, Inc., BTR, Inc., the
        Company and Aqhawk, Inc.(1)

  10.9 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited,
        Aviation Division.(1)+

 10.10  Distribution Agreement dated November 1, 1996 between the
        Company and Dunlop Limited, Precision Rubber.(1)




 10.11 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Equipment
        Division.(1)+

 10.12  Repair Services Agreement dated September 9, 1997 between the
        Company and American Airlines, Inc.(1)+

 10.13  Award/Contract dated September 20, 1995 issued by USCG Aircraft
        Repair and Supply Center to the Company.(1)+

 10.14  Maintenance Services Agreement dated August 19, 1994 between the
        Company and Federal Express Corporation.(1)+

 10.15 Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp.(1)

10.15A First Amendment to Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp.

 10.16 Management Services Agreement dated November 14, 1997 between the Company and Unique Investment Corp.(1)

 10.17  Mergers and Acquisitions Agreement dated September 2, 1997 between the Company and Unique Investment Corp.(1)

10.17A Form of First Amendment to Mergers and Acquisitions Agreement between the Company and Unique Investment Corp.(1)

 10.18  Subordinated Note for $6,500,000 in favor of Unique Investment
        Corp.(1)

 10.19  Amended and Restated Subordinated Promissory Note dated February
        3, 1998 in favor of Unique Investment Corp.

 10.20  Certified Translation of Rental Agreement between Mr. C. G.
        Kortenoever and Flight Accessory Services.(1)

 10.21 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp.(1)

10.21A First Amendment to Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp.

 10.22 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp.(1)

 10.23 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp.(1)

 10.24 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp.(1)

 10.25 Lease Agreement dated June 24, 1997 by and between the Company and Allstate Insurance Company.(1)

10.25A  First Amendment to Lease Agreement between the Company and
        Allstate Insurance Company.




 10.26  Lease Agreement dated November 21, 1994 by and between the
        Company and Gordon N. Wagner and Peggy M. Wagner, and Joseph W.
        Basinger and Viola Marie Basinger.(1)

 10.27  Amended and Restated Business Loan Agreement dated January 23,
        1998 between the Company and Bank of America National Trust and
        Savings Association.

 10.28 Security Agreement dated January 23, 1998 by the Company in favor of Bank of America National Trust and Savings Association.

 10.29 Pledge Agreement dated January 23, 1998 by the Company in favor of Bank of America National Trust and Savings Association.

 10.30  Subordination Agreement dated January 23, 1998 by and among the
        Company, Hawker Pacific Aerospace Limited, Bank of America
        National Trust and Savings Association, Melanie L. Bastian and
        Unique Investment Corporation.

  21.1  Subsidiaries of the Company.(1)

  27.1  Financial Data Schedule

---------------------

+ Portions of exhibits deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality.
(1) Previously filed as exhibits to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40295), and incorporated herein by reference.


     (d)  FINANCIAL STATEMENT SCHEDULES

                           HAWKER PACIFIC AEROSPACE
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             Column A                        Column B                Column C                 Column D         Column E
----------------------------------          ----------     ----------------------------    -------------      ----------
                                            Balance at     Charged to        Charged to                       Balance at
                                            Beginning      Costs and          Other                           the End of
            Description                     of Period      Expenses          Accounts        Deductions         Period
----------------------------------          ----------     ----------        ----------    -------------      ----------
        PREDECESSOR
Year Ended December 31, 1995                 $111,000      $  50,000             --        $(122,000)(a)      $  39,000
Ten Months Ended October 31, 1996              39,000        345,000             --         (188,000)(a)        196,000
        SUCCESSOR
Two Months Ended December 31, 1996            196,000             --             --         (129,000)(a)         67,000
Year Ended December 31, 1997                   67,000        167,000             --          (87,000)(a)        147,000


--------------------------
(a) Represents amounts written-off against the allowance for doubtful accounts, list of recoveries and reversals.

                   Hawker Pacific Aerospace

                 INDEX TO FINANCIAL STATEMENTS




                           CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . F-2

Audited Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Operations . . . . . . . . . . . . . . . . F-5
Statements of Changes in Stockholders' Equity. . . . . . F-6
Statements of Cash Flows . . . . . . . . . . . . . . . . F-7
Notes to Financial Statements. . . . . . . . . . . . . . F-9

                        Report of Independent Auditors

The Board of Directors
Hawker Pacific Aerospace

We have audited the accompanying balance sheet of Hawker Pacific Aerospace a wholly-owned subsidiary of BTR Dunlop Holdings, Inc. (the "Predecessor") as of December 31, 1995, and the related statements of operations, and cash flows for the year ended December 31, 1995 and the ten months ended October 31, 1996. We have also audited the accompanying balance sheets of Hawker Pacific Aerospace (the "Successor") as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the two months ended December 31, 1996 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Predecessor's and Successor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawker Pacific Aerospace as the Predecessor and Successor companies, at December 31, 1995, 1996 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1995, the ten months ended October 31, 1996, the two months ended December 31, 1996, and the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Woodland Hills, California
February 13, 1998

                                Hawker Pacific Aerospace

                                     Balance Sheets

                                         ASSETS


                                                  PREDECESSOR              SUCCESSOR
                                                ---------------   ----------------------------
                                                  DECEMBER 31              DECEMBER 31
                                                     1995             1996             1997
                                                ---------------   ----------------------------
Current assets:
  Cash                                           $   399,000       $ 1,055,000    $   160,000

  Accounts receivable, less allowance for
    doubtful accounts of $39,000, $67,000 and
    $147,000 at December 31, 1995, 1996 and
    1997, respectively                             6,392,000         6,336,000      7,351,000

  Accounts receivable from affiliates                624,000                 -              -
  Other receivables                                1,086,000            59,000         80,000

Inventories                                       13,446,000        12,950,000     14,814,000

Prepaid expenses and other current assets            404,000           344,000        240,000
                                                ---------------   -------------   -----------
Total current assets                              22,351,000        20,744,000     22,645,000

Equipment and leasehold improvements, net          4,871,000         4,719,000      5,083,000

Landing gear exchange, less accumulated
  amortization of $422,000, $61,000 and
  $375,000 at December 31, 1995, 1996
  and 1997, respectively                           7,479,000         8,654,000     11,067,000

Goodwill, less accumulated amortization of
  $17,000 and $25,000 at December 31, 1996
  and 1997, respectively                                   -           620,000        145,000

Deferred taxes                                       680,000                 -              -


Deferred financing costs                                   -           325,000        262,000
Deferred offering costs                                    -                 -        766,000
Other assets                                          74,000           116,000        930,000
                                                ---------------   -------------   -----------
                                                $ 35,455,000       $35,178,000    $40,898,000
                                                ---------------   -------------   -----------
                                                ---------------   -------------   -----------

SEE ACCOMPANYING NOTES.

                                       Hawker Pacific Aerospace

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  PREDECESSOR              SUCCESSOR
                                                ---------------   ----------------------------
                                                  DECEMBER 31              DECEMBER 31
                                                     1995             1996             1997
                                                ---------------   ----------------------------

Current liabilities:
  Accounts payable                              $  2,536,000       $ 3,806,000    $ 6,946,000
  Accounts payable to affiliates                   1,365,000                 -              -
  Line of credit                                           -         5,329,000      8,529,000
  Deferred revenue                                 1,299,000         1,593,000        848,000
  Accrued payroll and employee benefits              511,000           809,000        812,000
  Environmental remediation                          234,000           657,000              -
  Accrued expenses and other liabilities           1,012,000           475,000        316,000
  Current portion of notes payable                 2,105,000           850,000      1,450,000
                                                ------------       -----------    -----------
Total current liabilities                          9,062,000        13,519,000     18,901,000

Due to parent and affiliates                      27,310,000                 -              -

Notes payable:
  Bank note                                                -        12,650,000     11,200,000
  Related party                                            -         6,500,000      6,500,000
                                                ------------       -----------    -----------
                                                           -        19,150,000     17,700,000


Commitments and contingencies



Stockholders' equity:
  Preferred stock - Series A, $5,000 per share
   liquidation preference, non-voting, 400
   shares authorized, issued and outstanding               -         2,000,000      2,000,000
  Common stock - 20,000,000 shares authorized,
   2,870,603 and 2,972,222 shares issued and
   outstanding at December 31, 1996 and 1997,
   respectively                                      500,000            40,000      1,040,000
  Additional paid-in capital                       4,126,000                 -              -
  Retained earnings (deficit)                     (5,543,000)          469,000      1,257,000
                                                ------------       -----------    -----------
Total stockholders' equity (deficiency)             (917,000)        2,509,000      4,297,000
                                                ------------       -----------    -----------
Total liabilities and stockholders' equity
  (deficiency)                                   $35,455,000       $35,178,000    $40,898,000
                                                ------------       -----------    -----------
                                                ------------       -----------    -----------

SEE ACCOMPANYING NOTES.

                                       Hawker Pacific Aerospace

                                       Statements of Operations

                                                          PREDECESSOR                                SUCCESSOR
                                               ---------------------------------        ----------------------------------
                                                     YEAR           TEN MONTHS              TWO MONTHS        YEAR
                                                     ENDED             ENDED                   ENDED          ENDED
                                                  DECEMBER 31       OCTOBER 31              DECEMBER 31     DECEMBER 31
                                                     1995              1996                    1996           1997
                                               ---------------   ---------------        ----------------   ---------------

Revenues                                         $35,012,000       $32,299,000             $6,705,000       $41,042,000
Cost of revenues                                  28,993,000        27,027,000              4,599,000        31,430,000
                                                 -----------       -----------             ----------       -----------
Gross profit                                       6,019,000         5,272,000              2,106,000         9,612,000
                                                 -----------       -----------             ----------       -----------

Operating expenses:
  Selling expenses                                 2,858,000         2,248,000                525,000         3,191,000
  General and administrative expenses              1,979,000         2,796,000                534,000         2,706,000
  Restructuring charges                                    -         1,196,000                      -                 -
                                                 -----------       -----------             ----------       -----------
Total operating expenses                           4,837,000         6,240,000              1,059,000         5,897,000
                                                 -----------       -----------             ----------       -----------
Income (loss) from operations                      1,182,000          (968,000)             1,047,000         3,715,000

Other (expense) income:
  Interest expense                                (1,598,000)       (1,609,000)              (203,000)       (2,431,000)
  Interest income                                          -                 -                  7,000             3,000
  Other expense, net                                       -                 -                      -           (32,000)
                                                 -----------       -----------             ----------       -----------
Total other (expense) income                      (1,598,000)       (1,609,000)              (196,000)       (2,460,000)
                                                 -----------       -----------             ----------       -----------
Income (loss) before income
  tax provision (benefit)                           (416,000)       (2,577,000)               851,000         1,255,000
Income tax provision (benefit)                      (680,000)         (971,000)               382,000           467,000
                                                 -----------       -----------             ----------       -----------
  Net income (loss)                               $  264,000       $(1,606,000)            $  469,000        $  788,000
                                                 -----------       -----------             ----------       -----------
                                                 -----------       -----------             ----------       -----------
Earnings per common share -
  basic and diluted                                                                        $     0.15           $  0.25
                                                                                           ----------       -----------
Weighted average common                                                                    ----------       -----------
  and common equivalent
  shares outstanding                                                                        3,170,551         3,145,079
                                                                                           ----------       -----------
                                                                                           ----------       -----------

SEE ACCOMPANYING NOTES.

                                           Hawker Pacific Aerospace

                                 Statements of Changes in Stockholders' Equity



                                          Preferred Stock                 Common Stock
                                      -------------------------     -----------------------       Retained
                                        Shares         Amount         Shares       Amount         Earnings        Total
                                      -----------    ----------     ----------  -----------      -----------   -----------

Balance at November 1, 1996                 -       $        -               -   $        -       $        -    $        -
Issuance of Preferred Stock               400        2,000,000               -            -                -     2,000,000
Issuance of Common Stock to
  founders                                  -                -       2,640,955            -                -             -
Issuance of Common Stock to
  management                                -                -         229,648       40,000                -        40,000
Net income for the period                   -                -               -            -          469,000       469,000
                                         ----       ----------       ---------   ----------       ----------    ----------
Balance at December 31, 1996              400        2,000,000       2,870,603       40,000          469,000     2,509,000
Issuance of Common Stock                    -                -         101,619    1,000,000                -     1,000,000
Net income for the year                     -                -               -            -          788,000       788,000
                                         ----       ----------       ---------   ----------       ----------    ----------
Balance at December 31, 1997              400       $2,000,000       2,972,222   $1,040,000       $1,257,000    $4,297,000
                                         ----       ----------       ---------   ----------       ----------    ----------
                                         ----       ----------       ---------   ----------       ----------    ----------

SEE ACCOMPANYING NOTES.

                                           Hawker Pacific Aerospace

                                           Statements of Cash Flows


                                                          PREDECESSOR                                SUCCESSOR
                                               ---------------------------------        ----------------------------------
                                                     YEAR           TEN MONTHS              TWO MONTHS        YEAR
                                                     ENDED             ENDED                   ENDED          ENDED
                                                  DECEMBER 31       OCTOBER 31              DECEMBER 31     DECEMBER 31
                                                     1995              1996                    1996           1997
                                               ---------------   ---------------        ----------------   ---------------

OPERATING ACTIVITIES
Net income (loss)                                $   264,000       $(1,606,000)              $  469,000       $   788,000
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Deferred income taxes                          (680,000)         (971,000)                 382,000           466,000
     Depreciation                                    680,000           525,000                  183,000           741,000
     Amortization                                    174,000           294,000                   17,000           463,000
     Non cash restructuring charge                         -           561,000                        -                 -
     Stock compensation                                    -                 -                   40,000                 -
     (Gain) loss on the sale of machinery,
        equipment and landing gear                   332,000                 -                        -           (78,000)
     Changes in operating assets and liabilities:




       Accounts receivable                        (1,773,000)        1,771,000                 (103,000)       (1,036,000)
       Inventory                                  (4,433,000)        1,156,000                 (901,000)         (185,000)
       Prepaid expenses and other
          current assets                            (101,000)          (72,000)                  21,000           104,000
       Accounts payable                             (397,000)       (2,681,000)               2,195,000           622,000
       Deferred revenue                            1,029,000           532,000                  115,000          (745,000)
       Accrued liabilities                           682,000           261,000                 (139,000)         (818,000)
                                                 -----------       -----------               ----------       -----------
       Cash provided by (used in) operating
          activities                              (4,223,000)         (230,000)               2,279,000           322,000

INVESTING ACTIVITIES
Purchase of equipment, leasehold
  improvements and landing gear                   (4,479,000)       (1,173,000)                (155,000)       (2,890,000)
Proceeds from disposals of equipment,
  leasehold improvements and landing gear            350,000                 -                        -           250,000
Other assets                                          15,000           (26,000)                       -          (824,000)
Acquisition of Predecessor                                 -                 -              (28,398,000)                -
                                                 -----------       -----------               ----------       -----------
Cash used in investing activities                 (4,114,000)       (1,199,000)             (28,553,000)       (3,464,000)


                                         Hawker Pacific Aerospace

                                                          PREDECESSOR                                SUCCESSOR
                                               ---------------------------------        ----------------------------------
                                                     YEAR           TEN MONTHS              TWO MONTHS        YEAR
                                                     ENDED             ENDED                   ENDED          ENDED
                                                  DECEMBER 31       OCTOBER 31              DECEMBER 31     DECEMBER 31
                                                     1995              1996                    1996           1997
                                               ---------------   ---------------        ----------------   ---------------
FINANCING ACTIVITIES
Borrowing under bank note                        $        -         $        -              $13,500,000     $        -
Principal payments on bank note                           -                  -                        -       (850,000)
Borrowing on note payable to related party                -                  -                6,500,000              -
Borrowings/payments on line of credit, net                -                  -               (1,287,000)     3,200,000
Initial borrowing under line of credit                    -                  -                6,616,000              -
Borrowings/payments on due to Parent and          8,010,000          2,193,000                        -              -
 affiliates (net)
Deferred offering costs                                   -                  -                        -       (766,000)
Deferred financing cost                                   -                  -                        -       (337,000)
Issuance of preferred stock                               -                  -                2,000,000              -
Contributions to capital                                  -            242,000                        -      1,000,000
                                                -----------        -----------              -----------     ----------
Cash provided by financing activities             8,010,000          2,435,000               27,329,000      2,247,000

Increase (decrease) in cash                        (327,000)         1,006,000                1,055,000       (895,000)
Cash, beginning of period                           726,000            399,000                        -      1,055,000
                                                -----------        -----------              -----------     ----------
Cash, end of period                              $  399,000         $1,405,000              $ 1,055,000     $  160,000
                                                -----------        -----------              -----------     ----------
                                                -----------        -----------              -----------     ----------

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest                                     $1,574,000       $  1,279,000              $   193,000     $2,261,000
                                                -----------        -----------              -----------     ----------
                                                -----------        -----------              -----------     ----------
    Income taxes                                 $   44,000       $     20,000              $         -     $    3,000
                                                -----------        -----------              -----------     ----------
                                                -----------        -----------              -----------     ----------

Noncash investing and financing activities
Acquisition of Predecessor:
  Fair market value of assets acquired           $        -        $         -              $34,973,000     $        -
  Fair market value of liabilities assumed                -                  -               (5,170,000)             -
  Less cash received                                      -                  -               (1,405,000)             -
                                                -----------        -----------              -----------     ----------
Net cash paid                                    $        -        $         -              $28,398,000     $        -
                                                -----------        -----------              -----------     ----------
                                                -----------        -----------              -----------     ----------

SEE ACCOMPANYING NOTES.

                            Hawker Pacific Aerospace

                          Notes to Financial Statements

                               December 31, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Hawker Pacific Aerospace, formerly known as Hawker Pacific, Inc. (the "Company") is a California Corporation with headquarters in Sun Valley, California, with satellite facilities in the Netherlands and, through May 31, 1996, Miami, Florida. The Company repairs and overhauls aircraft and helicopter landing gear, hydromechanical components, and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors, and original equipment manufacturers. In addition, the Company distributes and sells new and overhauled spare parts and components for both fixed wing and helicopters.

ORGANIZATION AND BASIS OF PRESENTATION

The Company operated as a subsidiary of BTR Dunlop Holdings, Inc., a Delaware Corporation, from December 21, 1994 to October 31, 1996. BTR Dunlop Holdings, Inc. was a subsidiary of BTR plc, a United Kingdom company (collectively, the "Parent").

Effective January 1, 1994, the Company merged its operations with certain operations of Dunlop Aviation, Inc., a subsidiary of the Parent. The merger was a combination of companies under common control and was accounted for similar to the pooling of interests method of accounting.

Pursuant to an Agreement of Purchase and Sale of Stock, AqHawk, Inc. purchased all of the Company's outstanding stock from BTR plc effective as of November 1, 1996 (the "Acquisition"). AqHawk, Inc. was formed as a holding company for the sole purpose of acquiring the stock of the Company and was subsequently merged into the Company. The acquisition has been accounted for under the purchase accounting method. The aggregate purchase price was approximately $29,800,000, which includes the cost of the acquisition. The aggregate purchase price was allocated to the assets of the Company, based upon estimates of their respective fair market values. The excess of purchase price over the fair values of the net assets acquired was $1,019,000 and was recorded as goodwill. Goodwill has been subsequently reduced for the reduction of certain allowances on deferred taxes and amortization.

                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The financial statements as of December 31, 1995 and for the year ended December 31, and 1995 and the ten months ended October 31, 1996 are presented under the historical cost basis of the Company, as a wholly owned subsidiary of BTR Dunlop Holdings, Inc., the predecessor Company (the "Predecessor"). The financial statements as of December 31, 1996 and 1997, and for the two months ended December 31, 1996 and the year ended December 31, 1997 are presented under the new basis of the successor company (the "Successor") established in the Acquisition.

On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock ("Common Stock"). Of the 2,766,667 shares of Common Stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of Common Stock pursuant to the exercise of an over allotment option granted to the underwriters by the principal shareholder. The Company received net proceeds of approximately $17.8 million net of expenses of approximately $3.0 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed in Note 13, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility.

In connection with the initial public offering, the Company effected a
579.48618 for one stock split of the Company's Common Stock in November 1997 and a one for .9907406 reverse stock split in January 1998. All references in the accompanying financial statements to the number of shares of Common Stock, per common share amounts have been retroactively adjusted to reflect the stock splits. All of the Company's Series A Preferred Stock were converted into an aggregate of 250,000 shares of common stock. In addition, the Company's capital structure was changed to reflect 20,000,000 shares of Common Stock and 5,000,000 shares of preferred stock authorized. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the shareholders.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma information combines the results of operations of the Successor and Predecessor as if the Acquisition had occurred on January 1, 1996 and includes certain pro forma adjustments to the historical operating results for amortization of goodwill, depreciation and amortization of fixed assets and interest expense. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such periods or representative of future operations.


                                                TWELVE MONTHS
                                                    ENDED
                                                 DECEMBER 31
                                                    1996
                                                -------------
                                                 (Unaudited)
                    Revenues                     $39,004,000
                    Net loss                      (1,523,000)
                    Net loss per share                 (0.48)


                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LANDING GEAR EXCHANGE

Landing gear and other rotable assets are accounted for as fixed assets at cost and are depreciated over their estimated useful lives to their respective salvage values. These assets include various airplane, wing, body and nose landing gear shipsets. Landing gear and other rotable assets are held for purposes of exchanging the assets for a customer's landing gear or other part needing repair or overhaul. As the landing gear is exchanged and the customer is billed for the cost of the repair, the landing gear or other parts are typically repaired and overhauled and maintained as property of the Company for future exchanges. The estimated useful lives range from 10 to 15 years depending on the age of the aircraft and projected marketability of the exchange gear over time. Amortization expense is recorded as a component of cost of revenues using the straight-line amortization method.

RECOGNITION OF REVENUE

The Company generates revenue primarily from repair and overhaul services. In some cases repair and overhaul services include exchange fees for the exchange of the Company's landing gear or other parts for the customer's landing gear or other parts needing repair or overhaul services. The Company also generates revenues from the sale and distribution of spare parts.

Spare parts sales and exchange fee revenues are each individually less than 10% of total revenues.

Revenues for repair and overhaul services not involving an exchange transaction are recognized when the job is complete. Deferred revenue is principally comprised of customer prepayments and progress billings related to the overhaul and repair of landing gear and other services which are in process. Revenues from spare parts sales are recognized at the time of shipment. Landing gear exchange fees are recognized on shipment of the exchanged gear to the customer. Revenues for repair and overhaul service involving an exchange are recognized when the cost of repairing the part received from the customer are known and billable.

                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF RISK

MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK - The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company generally does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

One customer accounted for 19.3% of the Company's total revenues for the year ended December 31, 1997 and represented 18.9% of the accounts receivable balance at December 31, 1997.

One customer accounted for 13.1% of the Company's total revenues for the two month period ended December 31, 1996 and represented 7.4% of the accounts receivable balance at December 31, 1996.

Revenues from two customers, who individually accounted for greater than 10% of total revenues, were 19.6% and 11.7%, respectively, of the Company's total revenues for the ten month period ended October 31, 1996.

Revenues from two customers, who individually accounted for greater than 10% of total revenues, were 17.1% and 10.0%, respectively, of the Company's total revenues for the year ended December 31, 1995 and accounted for 9.9% and 11.3%, respectively, of the accounts receivable balance at December 31, 1995.

MAJOR VENDORS - Three vendors accounted for $9,283,000 of the Company's total purchases during the year ended December 31, 1997.

Three vendors accounted for $1,901,000 of the Company's total purchases for the two month period ended December 31, 1996.

Two vendors accounted for $7,030,000 of the Company's total purchases during the ten month period ended October 31, 1996.

One vendor accounted for $5,005,000 of the Company's total purchases for the year ended December 31, 1995.

                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market. Purchased parts and assemblies are valued based on the weighted average cost. Work-in-process inventories include purchased parts, direct labor and factory overhead. Provisions for potentially obsolete or slow moving inventory are made based on management's analysis of inventory levels, turnover and future revenue forecasts.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost. Depreciation expense is being provided using the straight-line method based on the following estimated useful lives:


                                         PREDECESSOR             SUCCESSOR
                                     ------------------     -------------------
Leasehold improvements                Lesser of life of       Lesser of life of
                                       lease or asset           lease or asset
Machinery and equipment                  13.3 years                 8 years
Tooling                                  13.3 years                 5 years
Furniture and fixtures                      7 years                 5 years
Vehicles                                    5 years                 3 years
Computer equipment                          5 years                 3 years


Expenditures for repairs are expensed as incurred and additions, renewals and betterments are capitalized.

GOODWILL

In connection with the purchase of the Company by AqHawk, Inc. as previously described, the Company recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Company is amortizing goodwill using the straight-line method over a period of 15 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows for the business may not be sufficient to support recorded goodwill.

                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL (CONTINUED)

At December 31, 1996 and 1997, goodwill was reduced by $382,000 and $466,000, respectively, due to the realization of certain deferred tax assets and the corresponding reduction of the valuation allowance established in the allocation of the purchase price of the Acquisition.

FOREIGN REVENUES

The Company generated revenues from customers located outside of the United States of $5,616,000, $4,493,000, $1,517,000 and $11,856,000, of which
$3,368,000, $2,887,000, $1,191,000 and $9,901,000 were revenues generated from the Company's United States location for the year ended December 31, 1995, the ten months ended October 31, 1996, and the two months ended December 31, 1996 and the year ended December 31, 1997, respectively.

Realized and unrealized foreign exchange gains (losses) amounted to $161,000, $33,000, ($3,000) and $298,000 for the year ended December 31, 1995, the ten months ended October 31, 1996, the two months ended December 31, 1996 and the year ended December 31, 1997.

ENVIRONMENTAL EXPENSE AND INCOME RECOVERY

Included in general and administrative expense for the year ended December 31, 1995, and the ten months ended October 31, 1996, is $717,000 and $947,000, respectively, of legal fees and settlement cost associated with investigating, defending and settling the environmental remediation matter discussed in Note 7. In addition, for the year ended December 31, 1995, general and administrative expense has been reduced by insurance recoveries of $1,000,000. There were no corresponding costs incurred in the two months ended December 31, 1996 or the year ended December 31, 1997.

EARNINGS PER SHARE

Earnings per common share are computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding give effect to the stock split and conversion of preferred stock discussed in Note 1 as if they had occurred on November 1, 1996.

                           Hawker Pacific Aerospace

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE (CONTINUED)

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Pursuant to SFAS No. 128, basic earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. The adoption of SFAS No. 128 did not result in a restatement of earnings (loss) per common share for the periods presented in the financial statements. Basic earnings
(loss) per share under SFAS No. 128 is the same as diluted earnings (loss) per share for all periods presented and includes 250,000 shares issued upon the conversion of the preferred stock discussed in Note 1, as if converted at the beginning of the period. The number of shares used in the calculation of basic and diluted earnings per share was 3,170,551 and 3,145,079 for the two months ended December 31, 1996 and the year ended December 31, 1997, respectively.

Options to purchase 374,937 shares of common stock at $8 per share (the initial public offering price) were outstanding during 1997 but were not included in the compulation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments principally consist of accounts receivable, accounts payable, line of credit, note payable to a bank, and notes payable to a related party as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of accounts receivable and accounts payable approximate of their fair value due to the short-term nature of these instruments. The carrying value of the line of credit and note payable to a bank approximates its fair market value since these financial instruments carry a floating interest rate. The fair market value of the note payable to a related party approximated its carrying value based on current market rates for such debt.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

                           Hawker Pacific Aerospace

2. INVENTORIES

Inventories are comprised of the following:



                                   PREDECESSOR             SUCCESSOR
                                  -------------    --------------------------
                                   DECEMBER 31             DECEMBER 31
                                      1995             1996          1997
                                  -------------    ------------  ------------
Purchased parts and assemblies     $10,658,000      $ 9,722,000   $11,961,000
Work-in-process                      2,788,000        3,228,000     2,853,000
                                   -----------      -----------   -----------
                                   $13,446,000      $12,950,000   $14,814,000
                                   -----------      -----------   -----------
                                   -----------      -----------   -----------

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements, at cost, consist of the following:

                                   PREDECESSOR             SUCCESSOR
                                  -------------    --------------------------
                                   DECEMBER 31             DECEMBER 31
                                      1995             1996          1997
                                  -------------    ------------  ------------
Leasehold improvements              $1,331,000       $1,009,000    $1,575,000
Machinery and equipment              5,354,000        3,202,000     3,394,000
Tooling                                641,000          308,000       356,000
Furniture and fixtures                 342,000           72,000       199,000
Vehicles                                31,000           30,000        30,000
Computer equipment                   1,301,000          209,000       384,000
                                    ----------       ----------    ----------
                                     9,000,000        4,830,000     5,938,000
   Less: Accumulated depreciation    4,129,000          111,000       855,000
                                    ----------       ----------    ----------
                                    $4,871,000       $4,719,000    $5,083,000
                                    ----------       ----------    ----------
                                    ----------       ----------    ----------

4. INCOME TAXES

The tax provision of the Predecessor has been computed as if the Predecessor filed a separate income tax return. For the period ending December 31, 1995, the taxable income of the Predecessor was included in the consolidated Federal and State tax returns of its Parent. Under a tax sharing arrangement with its Parent, the Predecessor's deferred tax assets were expected to be recoverable against the current or future earnings of the

                           Hawker Pacific Aerospace

4. INCOME TAXES (CONTINUED)

Predecessor or its Parent. Accordingly, the deferred tax valuation allowance for certain deferred taxes recoverable through the consolidated tax return of the Parent was reduced resulting in a net deferred tax benefit for the year ended December 31, 1995.

For the two months ended December 31, 1996, and the year ended December 31, 1997, the tax provision has been computed on a stand-alone basis. A full valuation allowance for the Successor's net deferred tax assets was provided at the Acquisition date as an adjustment to goodwill due to future uncertainty concerning the ultimate realization of the net deferred tax asset. To the extent the deferred tax assets of the Successor are realized the related reduction in the valuation allowance will be recorded as a reduction to goodwill until goodwill is eliminated and then as a reduction of income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             PREDECESSOR             SUCCESSOR
                                            -------------    --------------------------
                                             DECEMBER 31             DECEMBER 31
                                                1995             1996          1997
                                            -------------    ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards            $ 3,026,000     $ 1,953,000   $3,013,000
  Inventory valuation accruals                    942,000       1,449,000      439,000
  Accounts receivable valuation accruals           17,000         131,000       64,000
  Environmental remediation accruals              102,000         285,000            -
  Employee benefits and compensation              135,000         195,000      169,000
  Product and service warranties                  109,000          82,000       70,000
  State tax credits                                     -               -      127,000
  Other items, net                                335,000         351,000       76,000
                                              -----------     -----------   ----------
Total deferred tax assets                       4,666,000       4,446,000    3,958,000
Less valuation allowance                       (1,824,000)     (1,427,000)    (659,000)
                                              -----------     -----------   ----------
Net deferred tax asset                          2,842,000       3,019,000    3,299,000

                           Hawker Pacific Aerospace

4. INCOME TAXES (CONTINUED)

                                             PREDECESSOR             SUCCESSOR
                                            -------------    --------------------------
                                             DECEMBER 31             DECEMBER 31
                                                1995             1996          1997
                                            -------------    ------------  ------------
Deferred tax liabilities:
  Depreciation and amortization
    methods                                    $1,977,000      $2,474,000   $2,789,000
  Property, equipment and landing gear
    exchange asset basis adjustments                    -         445,000      445,000
  Other items, net                                185,000         100,000       65,000
                                               ----------      ----------   ----------
Total deferred tax liabilities                  2,162,000       3,019,000    3,299,000
                                               ----------      ----------   ----------
Net deferred tax asset after allowance         $  680,000      $        -   $        -
                                               ----------      ----------   ----------
                                               ----------      ----------   ----------

Significant components of the provision for taxes based on income are as follows:

                                            PREDECESSOR                                SUCCESSOR
                                 ---------------------------------    ----------------------------------
                                       YEAR           TEN MONTHS          TWO MONTHS          YEAR
                                       ENDED             ENDED               ENDED            ENDED
                                    DECEMBER 31       OCTOBER 31          DECEMBER 31      DECEMBER 31
                                       1995              1996                1996             1997
                                 ---------------   ---------------    ----------------   --------------
Current:
  Federal                            $       -         $                    $      -        $       -
  State                                      -                 -                   -            1,000
                                     ---------         ---------            --------        ---------
                                             -                 -                   -            1,000
Deferred:
  Federal                             (504,000)         (746,000)            277,000          466,000
  State                               (176,000)         (225,000)            105,000                -
                                     ---------         ---------            --------        ---------
                                      (680,000)         (971,000)            382,000          466,000
                                     ---------         ---------            --------        ---------
(Benefit) provision for taxes        $(680,000)        $(971,000)           $382,000         $467,000
                                     ---------         ---------            --------        ---------
                                     ---------         ---------            --------        ---------

The tax provision (benefit) for the year ended December 31, 1995, includes a benefit of $525,000, resulting from the reduction of the deferred tax valuation allowance.

For the two months ended December 31, 1996 and the year ended December 31, 1997, reductions of the valuation reserve of approximately $382,000 and $466,000, respectively, resulted in equivalent reductions of goodwill. For the year ended December 31, 1997 deferred tax assets of $302,000, were determined not to be realizable and were charged directly against the valuation allowance.

                           Hawker Pacific Aerospace

4. INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                                    PREDECESSOR                                SUCCESSOR
                                         ---------------------------------    ----------------------------------
                                               YEAR           TEN MONTHS          TWO MONTHS          YEAR
                                               ENDED             ENDED               ENDED            ENDED
                                            DECEMBER 31       OCTOBER 31          DECEMBER 31      DECEMBER 31
                                               1995              1996                1996             1997
                                         ---------------   ---------------    ----------------   --------------
Statutory federal income tax rate              (34)%             (34)%                34%               34%
Nondeductible expenses                          13                 2                    3                3
State income taxes, net of
  federal benefit                               (4)               (6)                   8                -
Decrease in valuation reserve                 (139)                -                    -                -
                                           -------            ------                 ----              ----
Effective tax rate                            (164)%             (38)%                 45%               37%
                                           -------            ------                 ----              ----
                                           -------            ------                 ----              ----


The Company has net operating loss carryforwards for federal tax purposes of $7,892,000 which expire in the years 2007 to 2012. The Company also has state net operating loss carryforwards of $3,548,000 which expire in the years 1999 to 2002. Utilization of the net operating losses may be limited as a result of limitations due to changes in ownership.

5. SUCCESSOR LINES OF CREDIT AND NOTES PAYABLE

The Company has a revolving line of credit agreement with a bank which permits borrowings up to the lesser of $10,000,000 or a borrowing base of 85% of accounts receivable plus the lesser of $6,000,000 or 50% of the value of acceptable inventory. The line of credit agreement also includes a facility for up to $2,000,000 in letters of credit. The line of credit expires November 30, 1999, and bears interest at either the "offshore rate" plus 1.5% or the bank's reference rate, at the option of the Company. The weighted average interest rate on borrowing outstanding under the line of credit was 7.56% at December 31, 1997. The Company had available borrowings of $427,000 at December 31, 1997 under this agreement.

The line of credit agreement contains certain covenants which include, but are not limited to, quick ratio, fixed charge coverage ratio, profitability, and dividend and capital investment limitations. The line of credit is collateralized by all personal property of the Company and guaranteed by a Shareholder of the Company.

                           Hawker Pacific Aerospace

5. SUCCESSOR LINES OF CREDIT AND NOTES PAYABLE (CONTINUED)

The Company also has a shipset purchase line of credit from a bank up to $3,000,000 to finance a portion of the purchase price for landing gear used in the ordinary course of business. This line is payable in monthly installments equal to one eighty fourth of the initial amount of the loan plus interest at either the offshore rate plus 1.875% or at the bank's reference rate, subject to the same terms and conditions as the bank line of credit. The shipset purchase line of credit matures November 30, 1998. At December 31, 1996 and 1997, there were no amounts outstanding under the shipset purchase line of credit.

On February 3, 1998, the Company completed its Amended Loan Agreement with Bank of America. This agreement increases the credit available to the Company from $26.5 million to $45.5 million. The Amended Loan Agreement provides the Company with a $15 million revolving line of credit, subject to limitations based on collateral, a $24.5 million dollar term loan and a $6 million capital expenditure facility. The revolving line of credit matures in three years, and the term loan and capital expenditure facilities mature in seven years. At the Company's election, the rate of interest on each of the three facilities is either Bank of America's reference rate or the interbank eurodollar rates on either the London market or the Cayman Islands market.

The Company's note payable balance consists of the following:


                                                           DECEMBER 31
                                                       1996            1997
                                                  --------------  --------------
Note payable to a bank, payable in quarterly
 installments increasing from $212,500 in 1997
 to $625,000 in 2002, plus interest at either
 the offshore rate plus 1.875% or the bank's
 reference rate, subject to the same terms and
 conditions as the line of credit, maturing
 December 31, 2003. The interest rate in effect
 at December 31, 1997 was 7.6%                      $13,500,000      $12,650,000

Note payable to related party, interest accrues
 monthly at 11.8% per annum, interest payments
 due monthly equal to the lesser of the accrued
 interest or excess cash flow as defined,
 subordinated to the line of credit, term loan
 and capital expenditure loan, quarterly
 principal payments of $700,000 scheduled to begin
 in January 2004, through December 2006.              6,500,000        6,500,000
                                                    -----------      -----------
                                                     20,000,000       19,150,000
Less current portion                                    850,000        1,450,000
                                                    -----------      -----------
                                                    $19,150,000      $17,700,000
                                                    -----------      -----------
                                                    -----------      -----------

                           Hawker Pacific Aerospace

Maturity of notes payable as of December 31, 1997, is summarized as follows:


                1998                       $1,450,000
                1999                        1,700,000
                2000                        2,250,000
                2001                        2,250,000
                2002                        2,500,000
                2003 and thereafter         9,000,000
                                          -----------
                                          $19,150,000
                                          -----------
                                          -----------


The Company entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates in its floating rate long term debt. The Swap Agreement dated January 13, 1997 has an initial notional amount of $6,750,000 reducing to $2,781,000 through the expiration date of December 31, 2001. The Company is required to pay interest on the notional amount at the rate of 6.65% and receives from the bank a percentage of the notional amount based on a floating interest rate. The Swap Agreement effectively reduces its interest rate exposure to a fixed rate of 6.65% on the notional amount. The notional amount at December 31, 1997 was $6,325,000. The floating interest rate in effect under the Swap Agreement at December 31, 1997 was 5.87%. The Swap Agreement had a negative fair market value of $128,000 at December 31, 1997.

With the Amended Loan Agreement the Company entered into another interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates in its floating-rate long-term debt. The Swap Agreement dated February 19, 1998 has an initial notional amount of $14,700,000 reducing to $8,550,000 through the expiration date of March 28, 2002. The Company is required to pay interest on the notional amount at the rate of 6.39% and receives from the bank a percentage of the notional amount based on a floating interest rate. The Swap Agreement effectively reduces its interest rate exposure to a fixed rate of 6.39% of the notional amount. The floating interest rate in effect under the Swap Agreement is 5.625%.

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities, certain office equipment and a vehicle under operating lease agreements, which expire through May 2010 and contain certain escalation clauses based on various inflation indexes. Future minimum rental payments as of December 31, 1997, are summarized as follows:

                           Hawker Pacific Aerospace

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)


                1998                        $ 1,165,000
                1999                          1,158,000
                2000                          1,158,000
                2001                          1,165,000
                2002                          1,120,000
                2003 and thereafter           5,621,000
                                            -----------
                                            $11,387,000
                                            -----------
                                            -----------


The Company entered into a 13-year operating lease for additional office space and warehouse facilities during July 1997. In addition, significant leasehold improvement costs were incurred during the year ended December 31, 1997.

The Company incurred rent expense of approximately $980,000, $586,000, $109,000 and $795,000 for the year ended December 31, 1995, the ten months ended October 31, 1996, the two months ended December 31, 1996, and the year ended December 31, 1997, respectively.

EMPLOYMENT AGREEMENTS

The Company is obligated under certain management employment contracts through October 31, 2001. Future minimum salary expense related to these contracts are summarized as follows:


                        1998              $  575,000
                        1999                 575,000
                        2000                 200,000
                        2001                 200,000
                                          ----------
                                          $1,550,000
                                          ----------
                                          ----------


ENVIRONMENTAL REMEDIATION

During 1993, the Company and other parties became defendants in a United States Environmental Protection Agency and State of California lawsuit (the "Plaintiffs") alleging violations of certain environmental regulations related to the contamination of ground water in the San Fernando Valley Basin that resulted from the release of

                           Hawker Pacific Aerospace
hazardous substances. During 1996, the Company recorded additional reserves related to this matter

                           Hawker Pacific Aerospace

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL REMEDIATION (CONTINUED)

for total reserves of $657,000 at October 31, 1996 and December 31, 1996. The Company has been indemnified by BTR plc for any claims related to this matter in excess of the amount recorded. The amount recorded at December 31, 1996 represented the Company's portion of a settlement that was reached with the Plaintiffs during 1997.

LITIGATION

The Company is involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of the business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7. RELATED PARTY TRANSACTIONS

SALES AND PURCHASES

The Predecessor Company generated revenue and purchased goods and services from its Parent and various subsidiaries of its Parent (collectively the Affiliates). Certain long term purchase agreements with the Affiliates have continued under the Successor company.

Total revenues for the year ended December 31, 1995 and the ten months ended October 31, 1996 from the Affiliates were approximately $552,000 and $331,000, respectively.

Total purchases for the year ended December 31, 1995 and the ten months ended October 31, 1996 from the affiliates were approximately $6,820,000 and $5,437,000, respectively.

In the ordinary course of business, the Successor pays sales commissions to a company which is also a shareholder of the Successor. During the period from January 1, 1997 through December 31, 1997, the Successor paid $556,000 of commissions and reimbursed expenses to this related party.

                           Hawker Pacific Aerospace

NOTES PAYABLE TO RELATED PARTY

As more fully described in Note 5, the Successor is subject to a note payable to a company controlled by shareholders of the Successor for $6,500,000 which is included in notes payable on the balance sheets. Interest expense on this note payable for the two months ended December 31, 1996 and the year ended December 31, 1997 amounted to $74,000 and $767,000, respectively.

DUE TO PARENT AND AFFILIATES

The Predecessor generally funded its operations through borrowings from the Parent through October 31, 1996. The Predecessor made payments against such borrowings based on cash availability although there were no contractual payment terms. Amounts classified as current in the balance sheet at December 31, 1995 represent the estimated amount of the borrowing paid from working capital as of December 31, 1995. During the year ended December 31, 1995 and the ten months ended October 31, 1996, the weighted average interest rate was 5.6% and 4.9%, respectively. During the year ended December 31, 1995 and the ten months ended October 31, 1996, the average borrowings outstanding on the due to Parent and affiliates were approximately $28,624,000 and $32,978,000, respectively, and Company recognized interest expense on borrowings from its Parent and affiliates of $1,598,000, and $1,609,000, respectively. All borrowing amounts due to Parent and affiliates were settled in connection with the November 1, 1996 acquisition of the Company.

MANAGEMENT FEE

The Company has an agreement (the "Old Management Agreement") with Unique Investment Corporation ("UIC") to pay a management fee of $25,000 per month. Certain shareholders of the Company are related parties to UIC. The Company paid $50,000 to UIC during the period from November 1, 1996 through December 31, 1996, and $300,000 during the period from January 1, 1997 through December 31, 1997.

In September 1997, the Company and Unique entered into a new management services agreement (the "New Management Services Agreement") pursuant to which, upon the consummation of the anticipated Offering, the Old Management Agreement will be terminated, and Unique will be entitled to receive $150,000 per year payable monthly commencing in January 1999 for certain management services rendered to the Company.

                           Hawker Pacific Aerospace

7. RELATED PARTY TRANSACTIONS (CONTINUED)

MANAGEMENT FEE (CONTINUED)

The New Management Services Agreement will terminate upon the Company completing an underwritten public offering in which selling shareholders offer 25% or more of the Common Stock sold in such offering.

In September 1997, the Company also entered into a mergers and acquisitions agreement with Unique pursuant to which Unique is entitled to receive $300,000 upon the closing of the BA Acquisition for services provided in connection with the acquisition.

PARENT COMPANY ALLOCATION OF EXPENSES

The Predecessor received a charge from its Parent for certain insurance (i.e., workers' compensation, product liability, group medical, etc.) and employee benefit program expenses that were contracted and paid by the Parent and allocated to the various subsidiaries. Management believes these allocations approximate the amounts that would have been incurred had the Predecessor operated on a stand-alone basis. Included in general and administrative expense and cost of revenues is $436,000 and $1,504,000 for the year ended December 31, 1995 and the ten months ended October 31, 1996, respectively, of costs charged to the Predecessor by the Parent for these programs.

WARRANTY REIMBURSEMENT FROM PARENT

The Predecessor had an arrangement with the Parent whereby certain warranty costs incurred by the Predecessor for the failure of parts purchased from the Parent or its affiliates were reimbursed to the Predecessor. For the year ended December 31, 1995, the Predecessor received $184,000 for reimbursement of warranty costs incurred by the Predecessor.

8. STOCK OPTION PLAN

In November 1997, the Board of Directors adopted the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan, provides for the grant of options to directors, officers, other employees and consultants of the Company to purchase up to an aggregate of 634,514 shares of Common Stock. The purpose of the 1997 Plan is to provide participants with incentives that will encourage them to acquire a proprietary interest in,

                           Hawker Pacific Aerospace

8. STOCK OPTION PLAN (CONTINUED)

and continue to provide services to, the Company. Options granted under the 1997 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

The exercise price of any incentive stock options granted may not be less than 100% of the fair market value of Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Nonqualified options may be granted under the 1997 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The number of options outstanding and the exercise price thereof are subject to adjustments in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

In November 1997, the Board of Directors of the Company granted six-year options to purchase 259,572 shares of Common Stock under the 1997 Plan. All of these options are exercisable at the initial public offering price per share. The options generally will be subject to vesting and will become exercisable at a rate of 5% per quarter from the date of grant, subject to the optionee's continuing employment with the Company. Certain options become fully vested and exercisable upon a change in control as defined.

In addition, in November 1997, the Board of Directors granted five-year management stock options to purchase an aggregate of 115,365 shares of Common Stock. All of these options are vested and are exercisable at the initial public offering price per share.

9. EMPLOYEE BENEFIT PLANS

Effective January 1, 1997, the Company adopted a defined benefit pension plan (the 1997 Plan) to provide retirement benefits to its employees. This non-contributory plan covers substantially all employees of the Company as of the effective date of the plan. Pursuant to plan provisions, normal monthly retirement benefits are equal to the participant's credited benefit service (up to a maximum of 35 years) times the sum of 0.75% of the participant's final average monthly compensation plus 0.65% of such compensation in excess of the participant's covered average monthly wage. The plan also provides for early retirement and certain death and disability benefits. The Company's funding policy

                           Hawker Pacific Aerospace

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

for the plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.

For the year ended December 31, 1995 the Company recorded net periodic pension expense of $166,000 and during the ten months ended October 31, 1996 the Company recorded a net periodic pension expense of $234,000 as part of the allocated charges from the Parent.

The net pension cost for Company-sponsored defined benefit pension plan for the year ended December 31, 1997 included the following components:


                                                  SUCCESSOR
                                                -------------
                                                  YEAR ENDED
                                                  DECEMBER 31
                                                     1997
                                                -------------
                Service cost                       $ 94,000
                Interest cost                        54,000
                Net amortization and deferral        34,000
                                                   --------
                Net pension cost                   $182,000
                                                   --------

                           Hawker Pacific Aerospace

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The reconciliation of the funded status of the defined benefit pension plan is as follows:

                                                              SUCCESSOR
                                                            -------------
                                                              YEAR ENDED
                                                              DECEMBER 31
                                                                 1997
                                                            -------------
    Actuarial present value of benefits:
    Vested benefits                                          $  (159,000)
    Nonvested benefits                                          (101,000)
                                                             -----------
    Accumulated benefit obligation                              (260,000)
    Effect of projected future compensation increases           (780,000)
                                                             -----------
    Projected benefit obligation                              (1,040,000)
    Fair value of plan assets                                          -
                                                             -----------
    Projected benefit obligation in excess of plan assets     (1,040,000)
    Unrecognized prior service cost                              745,000
    Unrecognized net losses                                      113,000
    Minimum pension liability                                    (78,000)
                                                             -----------
    Pension liability                                         $ (260,000)
                                                             -----------
                                                             -----------

The Company made no contributions to the Plans during the year ended December 31, 1997.

The assumptions used in the determination of the net pension cost for the defined benefit pension plan were as follows:

                                                        1997
                                                        ----
          Discount rate                                   7%
          Rate of increase in compensation levels         3%
          Expected long-term rate of return on assets     7%

Effective January 1, 1997, the Company also adopted a defined contribution 401(k) retirement savings plan which covers substantially all employees of the Company. Plan participants are allowed to contribute up to 15% of their base annual compensation and are entitled to receive a company match equal to 50% of the participant's contribution up to a maximum of 6% of the participant's annual base compensation. Participant contributions to the plan are immediately fully vested while company matching contributions are subject to a five-year vesting period. All contributions to the plan are

                           Hawker Pacific Aerospace
held in a separate trust account. During the year ended December 31, 1997, the Company's matching contribution amounted to $137,000. This amount was expensed during the period and is included in the statement of operations.

10. RESTRUCTURING CHARGES

The Predecessor closed its facility in Miami, Florida during May 1996. This closure and the transfer of certain fixed assets and inventory to the Sun Valley, California facility resulted in a nonrecurring restructuring charge of $1,196,000 in the statement of operations for the ten months ended October 31, 1996. The nonrecurring charge primarily includes costs incurred related to fixed and other asset write-offs of approximately $600,000, payroll and severance of approximately $190,000, moving and integration costs of approximately $243,000 and the balance for facility and other charges. Additionally, the Company recorded Miami related inventory write-offs of approximately $489,000, which were charged to cost of sales during the ten months ended October 31, 1996. Revenues and operating income of Miami, Florida operations which will not be continued were approximately as follows for the year ended December 31, 1995 and the ten months ended October 31, 1996:

                                             1995            1996
                                          ----------      ----------
           Revenue                        $7,404,000      $2,049,000
           Operating income (loss)           (74,000)        (40,000)


11. STOCKHOLDERS EQUITY

Aqhawk, Inc., was formed on November 1, 1996 with the issuance of 400 shares of Series A Preferred Stock to an individual for $2,000,000 and the issuance of 5,741,206 shares of Common Stock to the same individual, certain shareholders of UIC and management of the Company. Effective November 1, 1996 Aqhawk, Inc., merged with the Company through the issuance of 2,870,603 shares of Common Stock of the Company in exchange for the 5,741,206 shares of Common Stock of Aqhawk, Inc., and the issuance of 400 shares of Series A Preferred Stock of the Company for 400 shares of Preferred Stock of Aqhawk, Inc. A value of $40,000 was assigned to 229,648 shares of Common Stock issued to management and such amount was expensed as compensation expense in the two months ended December 31, 1996.

In 1997 the Company received $1,000,000 for the issuance of 101,619 shares of

                           Hawker Pacific Aerospace

11. STOCKHOLDERS EQUITY (CONTINUED)

the Company's Common Stock. The capital infusion was made pursuant to an agreement under which the majority shareholder had agreed to provide to the Company up to $1,000,000 in return for Common Stock. The Series A Preferred Stock was converted into 250,000 shares of Common Stock in connection with the Company's initial public offering.

12. NON-MONETARY EXCHANGE TRANSACTION

During the year ended December 31, 1997, the Company sold certain landing gear with a book value of $1,240,000 for a different landing gear valued at $1,800,000 and cash of $250,000. In connection with the exchange transaction the Company recognized profit of $78,000 during the year ended December 31, 1997, representing the pro rata portion of the gain associated with the cash received. The landing gear received in the exchange was recorded in the amount of $1,068,000.

13. SUBSEQUENT EVENTS

ACQUISITION OF CERTAIN ASSETS OF BRITISH AIRWAYS

On February 4, 1998 (the "Acquisition Date"), the Company completed its acquisition of certain assets of British Airways ("BA Assets"). The BA Assets represent the assets of British Airways Engineering used to service landing gear primarily on British Airways' aircraft. The purchase price for the BA Assets was approximately $18.5 million subject to adjustment to reflect certain changes to the quantity and condition of the assets purchased and the potential purchase of one landing gear shipset priced at approximately $2.9 million. As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement on February 4, 1998 for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HAWKER PACIFIC AEROSPACE



                                     By  /s/ Scott W. Hartman
                                        ---------------------------
                                        Scott W. Hartman
                                        CHAIRMAN OF THE BOARD
Date:  March 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                  TITLE                              DATE
     ---------                  -----                              ----
/s/Scott W. Hartman
---------------------------     Chairman of the Board         March 25, 1998
Scott W. Hartman

/s/David L. Lokken
---------------------------     President, Chief Executive    March 25, 1998
David L. Lokken                 Officer and Director
                                (Principal Executive
                                Officer)

/s/Brian S. Aune
---------------------------     Vice President and Chief      March 25, 1998
Brian S. Aune                   Financial Officer (Principal
                                Financial and Accounting
                                Officer)

/s/Daniel J. Lubeck
---------------------------     Secretary and Director        March 25, 1998
Daniel J. Lubeck

/s/John G. Makoff
---------------------------     Director                      March 25, 1998
John G. Makoff

/s/Joel F. McIntyre
---------------------------     Director                      March 25, 1998
Joel F. McIntyre

/s/Daniel C. Toomey, Jr.
---------------------------     Director                      March 25, 1998
Daniel C. Toomey, Jr.

/s/Mellon C. Baird
---------------------------     Director                      March 25, 1998
Mellon C. Baird