Form 10-Q
period 1998-03-31
HAWKER PACIFIC AEROSPACE
filed 1998-05-14
CIK 1049625

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO            .
                                         ------------    -----------

                           COMMISSION FILE NUMBER:  0-29490


                               HAWKER PACIFIC AEROSPACE
                (Exact name of registrant as specified in its charter)

               CALIFORNIA                               95-3528840
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

 11240 SHERMAN WAY, SUN VALLEY, CALIFORNIA                 91352
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                    (818) 765-6201
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES              NO     X
                                                 --------         -------


     The number of shares of the registrant's common stock outstanding on May 12, 1998 was 5,822,222 shares.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              HAWKER PACIFIC AEROSPACE

                                Report on Form 10-Q

                        For the Quarter Ended March 31, 1998

                                 Table of Contents

                                                                          Page
                                                                         ------
Cover Page ..............................................................   1

Table of Contents........................................................   2

Part I - Financial Information

     Item 1 - Financial Statements

       Consolidated Condensed Balance Sheets.............................   3

       Consolidated Condensed Statements of Income - Three Months........   4

       Consolidated Condensed Statements of Cash Flows...................   5

       Consolidated Condensed Statements of Shareholder's Equity.........   6

       Notes to Consolidated Condensed Financial Statements..............   7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  10


Part II - Other Information

     Item 2 - Changes in Securities and Use of Proceeds..................  13

     Item 4 - Submission of Matters to a Vote of Security Holders........  14

     Item 6 - Exhibits and Reports on Form 8K............................  15

Signatures...............................................................  16

Exhibit 27 - Financial Data Schedule


                              HAWKER PACIFIC AEROSPACE

                           PART I - FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31     December 31
                                                     1998          1997
                                                 -----------    ------------
     ASSETS                                      (Unaudited)
Current Assets:
  Cash                                           $   552,000    $   160,000
  Accounts receivable                             10,971,000      7,351,000
  Other receivables                                  136,000         80,000
  Inventories                                     18,183,000     14,814,000
  Prepaid expenses and other current assets          633,000        240,000
                                                 -----------    ------------
       Total current assets                       30,475,000     22,645,000

Equipment and leasehold improvements, net          9,229,000      5,083,000
Landing gear exchange, net                        26,005,000     11,067,000
Goodwill, net                                          6,000        145,000
Deferred financing costs, net                        510,000        262,000
Deferred offering costs                                    -        766,000
Other assets                                         413,000        930,000
                                                 -----------    ------------
                                                 $66,638,000    $40,898,000
                                                 -----------    ------------
                                                 -----------    ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $ 4,013,000    $ 6,946,000
  Line of credit                                   5,050,000      8,529,000
  Accrued liabilities                              4,899,000      1,976,000
  Current portion of long term debt                  812,000      1,450,000
                                                 -----------    ------------
       Total current liabilities                  14,774,000     18,901,000
                                                 -----------    ------------
Long-term debt                                    28,688,000     17,700,000

Shareholders' equity                              23,176,000      4,297,000
                                                 -----------    ------------
       Total Liabilities and Shareholders'
         Equity                                 $ 66,638,000    $40,898,000
                                                 -----------    ------------
                                                 -----------    ------------

See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                 -------------------------
                                                    1998             1997
                                                 -----------    ------------
Revenues                                         $13,667,000     $9,814,000
Cost of Revenues                                  10,470,000      7,531,000
                                                 -----------    ------------

Gross Profit                                       3,197,000      2,283,000


Selling, General and Administrative Expenses       1,862,000      1,395,000
                                                 -----------    ------------

Income from Operations                             1,335,000        888,000

Interest expense                                    (648,000)      (579,000)
                                                 -----------    ------------

Income Before Provision for Income Taxes             687,000        309,000

Provision for Income Taxes                           259,000        114,000
                                                 -----------    ------------

Net Income                                        $  428,000     $  195,000
                                                 -----------    ------------
                                                 -----------    ------------

Earnings per common share                         $      .09     $      .06
                                                 -----------    ------------
                                                 -----------    ------------
Earnings per common share - assuming dilution     $      .08     $      .06
                                                 -----------    ------------
                                                 -----------    ------------


See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)



                                                                     Three Months Ended
                                                                          March 31
                                                                ---------------------------
                                                                    1998            1997
                                                                -----------     -----------
Operating Activities
Net income                                                     $    428,000    $    195,000
Adjustments to reconcile net income to net cash used in
  operating activities:
    Deferred income taxes                                           140,000         115,000
    Depreciation and amortization                                   500,000         334,000
    Other noncash Items                                              14,000               -
    Changes in operating assets and liabilities:
       Accounts receivable                                       (3,660,000)       (665,000)
       Inventory                                                 (1,410,000)        235,000
       Prepaid expenses and other current assets                   (216,000)       (175,000)
       Accounts payable                                          (2,679,000)       (831,000)
       Deferred Revenue                                           1,014,000         (77,000)
       Accrued liabilities                                        1,632,000        (248,000)
                                                                -----------     -----------
       Cash used in operating activities                         (4,237,000)     (1,117,000)

Investing Activities
Purchase of British Airways' inventory                           (1,947,000)              -
Purchase of equipment, and landing gear from British Airways    (17,524,000)              -
Purchase of equipment, leasehold improvements and landing gear   (1,334,000)       (304,000)
                                                                -----------     -----------
Cash used in investing activities                               (20,805,000)       (304,000)

Financing Activities
  New borrowings:
    Revolving credit line                                         5,050,000         750,000
    Bank note                                                    24,500,000               -
    Net proceeds from equity offering                            18,834,000               -
  Debt reduction:
    Notes payable                                               (14,150,000)              -
    Revolving credit line                                        (8,529,000)              -
    Deferred loan fees                                             (271,000)              -
                                                                -----------     -----------
Cash provided by financing activities                            25,434,000         750,000
                                                                -----------     -----------

Increase (decrease) in cash                                         392,000        (671,000)
Cash, beginning of period                                           160,000       1,055,000
                                                                -----------     -----------
Cash, end of period                                            $    552,000    $    384,000
                                                                -----------     -----------
                                                                -----------     -----------

See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

             CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    (Unaudited)

                                Preferred Stock             Common Stock
                               -------------------     -----------------------                       Other
                                                       Number of                      Retained   Comprehensive
                               Shares     Amount        Shares         Amount         Earnings      Income          Total
                               ------   ----------     -----------    --------       ----------  --------------  ------------
Balances at
  December 31, 1997             400     $2,000,000      2,972,222     $1,040,000     $1,257,000   $    -          $4,297,000
                                                                                                                  ----------
Net Income                      -              -              -                         428,000        -             428,000

Foreign currency
  translation adjustment        -              -              -                             -      383,000           383,000
                                                                                                                  ----------

Comprehensive income            -              -              -                             -                        811,000
                                                                                                                  ----------

Conversion of preferred stock  (400)    (2,000,000)       250,000      2,000,000            -          -                 -

Issuance of common stock        -              -        2,600,000     18,068,000            -          -          18,068,000
                               -----    -----------     ---------    -----------     ----------  ---------       -----------
Balances at
  March 31, 1998                -              -        5,822,222    $21,108,000     $1,685,000   $383,000       $23,176,000
                               -----    -----------     ---------    -----------     ----------  ---------       -----------
                               -----    -----------     ---------    -----------     ----------  ---------       -----------

  See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    (Unaudited)


1.   BASIS OF PRESENTATION

INTERIM CONDENSED FINANCIAL STATEMENTS

During interim periods, Hawker Pacific Aerospace (the "Company") follows the accounting policies set forth in its Annual Report to Shareholders and applies appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report to Shareholders when reviewing interim financial results.

Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at the present time, including the use of estimated effective tax rates. Inevitably, some assumptions may not materialize and unanticipated events and circumstances may occur which vary from those estimates and such variations may significantly affect the Company's future results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the three month period ended March 31, 1998 and 1997.

CONTINGENCIES

The Company is party to various legal and environmental proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations and cash flows or financial position of the Company.

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding including the 250,000 shares issued upon the automatic conversion of the convertible preferred stock as if the conversion occurred at the beginning of the periods presented. The weighted average common shares used in calculating basic earnings per share were 5,013,333 and 3,120,603 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share is based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 5,091,457 and 3,120,603, for the three months ended March 31, 1998 and 1997, respectively.

STOCK SPLITS

The information set forth herein reflects a 579.48618 for one stock split effected in November 1997 and a one for .9907406 reverse stock split effected in January 1998. All references in the accompanying financial statements and notes to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock splits.

                              HAWKER PACIFIC AEROSPACE

                                    (Unaudited)
INVENTORIES

Inventories are comprised of the following:

                                                  March 31
                                          1998                 1997
                                       -----------         -----------
Purchased parts and assemblies         $15,923,000         $11,961,000
Work-in-process                          2,260,000           2,853,000
                                       -----------         -----------
                                       $18,183,000         $14,814,000
                                       -----------         -----------
                                       -----------         -----------


RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under Statement 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on the Company's foreign currency translation adjustments, within the Statement of Shareholder Equity. Comprehensive income for the quarter ended March 31, 1997 was the same as net income for the period.

During the first quarter of 1998, total comprehensive income amounted to $811,000.

FORWARD LOOKING STATEMENTS

Statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among other, changes in the condition of the industry, changes in general economic conditions and the success of the Company's strategic operating plans.

2.   ACQUISITIONS

On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation (the "BA Acquisition") for a purchase price of approximately $19.5 million, (including acquisition related expenses) excluding one asset that is to be acquired during the second quarter of fiscal 1998 for approximately $2.9 million.

3.   NOTES PAYABLE


On January 23, 1998, the Company and Bank of America entered into the Amended and Restated Business Loan Agreement (the "Amended Loan Agreement"), which agreement increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The credit facilities of the Amended Loan Agreement became available upon the completion of the Company's initial public offering and consummation of the BA Acquisition. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in January 2001, and the term loan and capital expenditure facilities mature in January 2005. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market.

4.   INITIAL PUBLIC OFFERING

On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock ("Common Stock"). Of the 2,766,667 shares of Common Stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of Common Stock pursuant to the exercise of an over allotment option granted to the underwriters by the principal shareholder. The Company received net proceeds of approximately $18.1 million net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed in Note 3, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The balance of the net proceeds has been used for working capital purposes.

                              HAWKER PACIFIC AEROSPACE

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report and in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto included herein and with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated:

                                                      (unaudited)
                                                  For the Three Months
                                                     Ended March 31,
                                               -------------------------
                                                                               Increase
Summary of Sales by Product Line                   1998           1997         Over 1997
                                               ------------   -----------      ----------
Landing gear repairs                           $7,991,000     $4,361,000          83.2%
Hydromechanics repairs                          4,862,000      4,513,000           7.7%
Spares & other                                    814,000        940,000         -13.4%
                                               ----------     ----------
Total revenue                                  13,667,000      9,814,000          39.3%

Gross profit                                    3,197,000      2,283,000          40.1%

Selling, general and administrative expense     1,862,000      1,395,000          33.4%
                                               ----------     ----------
Income from operations                          1,335,000        888,000          50.3%

Interest expense                                 (648,000)      (579,000)         11.9%
                                               ----------     ----------
Income before provision for income taxes          687,000        309,000         122.3%

Provision for income taxes                        259,000        114,000         127.1%
                                               ----------     ----------
Net income                                     $  428,000     $  195,000         120.0%
                                               ----------     ----------
                                               ----------     ----------

Net revenues increased 39.3 percent to $13.7 million for the first quarter of the fiscal year ending December 31, 1998 ("fiscal 1998") compared to $9.8 million for the same period in 1997. 18.4 percent of this growth was due to expansion of existing landing gear business through new contracts such as the American Airlines 757 program. The remaining 20.9 percent increase resulted from the revenues attributable to certain assets acquired from British Airways in the first quarter of fiscal 1998.

Gross profit for the first quarter of fiscal 1998 increased 40.1 percent to $3.2 million compared to $2.3 million for the same period in 1997. This increase in gross profit is proportional to the increase in revenues. Gross profit as a percentage of revenues increased slightly to 23.4 percent in the first quarter of fiscal 1998 compared to 23.3 percent for the same period in 1997.

Selling, general and administrative expenses for the first quarter of fiscal 1998 increased 33.4 percent to $1.9 million from $1.4 million for the same period in 1997. This increase is attributable to the addition of the new subsidiary in the United Kingdom due to the acquisition of certain assets from British Airways plc. Also, the Company incurred additional personnel costs, professional services fees and travel expenses during the first quarter of fiscal 1998 as a result of its recapitalization and acquisition activities. As a percentage of sales, selling, general and administrative costs declined .6 percent to 13.6 percent of revenues during the first quarter of fiscal 1998 from
14.2 percent in 1997.

Income from operations increased 50.3 percent to $1.3 million during the first quarter of fiscal 1998, compared to $.9 million during the first quarter of 1997. As a percentage of revenue, income from operations increased from 9.0 percent in the first quarter of 1997 to 9.8 percent in the first quarter of fiscal 1998. This was a result of improved operating expense leverage on selling, general and administrative expenses as noted above.

Interest expense increased 11.9 percent to $648,000 during the first quarter of fiscal 1998 compared to $579,000 during the first quarter of 1997 due to increased borrowing to fund expansion of existing business and costs related to the recapitalization process. Interest expense is expected to continue to increase as a result of increased borrowings.

The effective tax rate for the first quarter of fiscal 1998 was 37.7% compared to 36.9% in the first quarter of 1997. The effective tax rate differs from the statutory rates due to certain non deductible expenses. At March 31, 1998, the Company had a valuation reserve of $519,000 for the deferred tax assets. If the Company generates sufficient income in the future, this reserve may be reflected as a reduction to the tax expense in the future periods.

The increases in gross profit and operating income more than offset the increased tax rate to contribute to a 63 percent increase in net income as a percent of sales from 1.9 percent to 3.1 percent. Net income during the first quarter of fiscal 1998 increased 120 percent over the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $4.2 million for the three months ended March 31, 1998, compared to $1.1 million for the same period in 1997. The increased use of cash relates to increases in accounts receivable and inventory. Accounts receivable increased as a result of higher reserves and inventory was increased to cover production requirements related to new contracts, including contracts with American Airlines and Airbus landing gear contracts for Federal Express.

On January 23, 1998, the Company and Bank of America entered into the Amended and Restated Business Loan Agreement (the "Amended Loan Agreement"), which agreement increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The credit facilities of the Amended Loan Agreement became available upon the completion of the Company's initial public offering and consummation of the acquisition of substantially all of the assets of the landing gear repair and overhaul operations (the "BA Assets") of British Airways plc. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in January 2001, and the term loan and capital expenditure facilities mature in January 2005. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market.

On February 3, 1998, the Company completed an initial public offering of 2,766,667 shares of Common Stock at an offering price of $8 per share. The Company received net proceeds from the offering of $18.1 million. $9.2 million of this amount, together with proceeds from the Company's amended loan agreement were used to acquire British Airways' landing gear operation in the United Kingdom for approximately $19.5 million. This acquisition was accounted for as a purchase of assets. The balance of the net offering proceeds was used to pay down existing indebtedness and for working capital.

Approximately $2.9 million is to be paid to British Airways plc during the second quarter of fiscal 1998 as part of the acquisition described in Note 2. to the Financial Statements. which will be funded by borrowings against the revolving credit line and working capital.

Working capital and current ratio were $15.7 million and 2.06 for the quarter ended March 31, 1998. This is an increase of $3.7 million and .86 respectively from December 31, 1997. The ratio of total debt to equity improved to 1.5 for the quarter ended March 31, 1998 from 6.4 at December 31, 1997. This improvement is the result of the increased equity from the public offering consummated in the first quarter of fiscal 1998.

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                               HAWKER PACIFIC AEROSPACE

                             PART II - OTHER INFORMATION

                  ITEM 2.  Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

In February 1998, pursuant to the Amended and Restated Articles of Incorporation of the Company, 400 shares of Series A Preferred Stock held by a principal shareholder of the Company were converted into an aggregate of 250,000 shares of Common Stock of the Company upon completion of the initial public offering of the Company's Common Stock. The Company believes that the conversion was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering.

USE OF PROCEEDS

On January 29, 1998, the Company commenced the initial public offering of 2,766,667 shares of its Common Stock, pursuant to the Company's Registration Statement (the "Offering") on Form S-1, as amended (the "Registration Statement") (Registration No. 333-40295), which was declared effective under the Securities Act of 1933, as amended, by the Securities and Exchange Commission on January 29, 1998. The underwriters of the Offering were represented by EVEREN Securities, Inc. and The Seidler Companies Incorporated, acting as managing underwriters. All 2,600,000 shares of Common Stock registered under the Registration Statement for the account of the Company (consisting of an aggregate offering price of $20,800,000) and all 166,667 shares registered for the account of the selling shareholder (consisting of an aggregate offering price of $1,333,336) were sold in the Offering. In addition, on February 24, 1998 the underwriters exercised their option to purchase 415,000 additional shares of Common Stock to cover over-allotments in connection with the Offering. All of the 415,000 shares of Common Stock sold pursuant to the over-allotment option were registered for the account of the selling shareholder of the Company (consisting of an aggregate offering price of $3,320,000). The Offering has terminated.

The Company incurred the following expenses in connection with the Offering (excluding expenses incurred by the selling shareholder):

CATEGORY OF EXPENSE                                         AMOUNT OF EXPENSE
-------------------                                         -----------------
Underwriting discounts and commission                          $ 1,456,000
Finders' fees                                                           -0-
Expenses paid to or for underwriters                               221,000
Other expenses                                                   1,022,000
                                                               -----------
Total expenses                                                 $ 2,699,000
                                                               -----------
                                                               -----------

The total expenses were originally estimated at $3,000,000 and reported as such in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. None of the expenses incurred by the Company in connection with the Offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

Of the total net proceeds in the amount of approximately $18.1 million received by the Company from its sale of 2,600,000 shares of Common Stock in the Offering, the following amounts were used from the date of the Offering through March 12, 1998:

CATEGORY OF USE                                    AMOUNT OF USE
-------------------                               --------------
Acquisition of other businesses                     $9.2 million
Repayment of Indebtedness                           $7.6 million
Working capital                                     $1.3 million

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

            ITEM 4. Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 1998, the shareholders of the Company approved the following matters: (i) the ratification of the Amended and Restated Articles of Incorporation of the Company which, among other things, provided for the change in the Company's name, increased the number of authorized shares of the Company's common and preferred stock and effectuated a 579.481618 for one stock split of the outstanding Common Stock; (ii) an amendment to the Company's 1997 Stock Option Plan to provide the maximum number of options that may be granted to an eligible person during any twelve-month period; and (iii) amendments to the Amended and Restated Articles of Incorporation of the Company to provide for the conversion of outstanding shares of preferred stock of the Company into the Company's Common Stock upon completion of a bona fide underwritten public offering of the Company's Common Stock and one for .9907406 reverse stock split of the Company's issued and outstanding shares of Common Stock. Each of these matters was approved by all of the Company's shareholders by unanimous written consent before the completion of the Company's initial public offering of its Common Stock.

                     ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit
   No.   Exhibit Description
 ------- -------------------
10.1     Underlease, dated February 4, 1998, by and among British Airways plc, Hawker
         Pacific Aerospace Limited and the Company (1)

10.2     Bailment and Services Agreement, dated as of September 1, 1997, by and between
         Federal Express Corporation and the Company (1)

10.3     First Amendment to Mergers and Acquisitions Agreement, dated as of January 23,
         1998, by and between Unique Investment  Corp. and the Company.

27       Financial Data Schedule

___________________

(1) Portions of exhibits deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality.

(b)      Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HAWKER PACIFIC AEROSPACE

Date:  May 12, 1998                By /s/ SCOTT W. HARTMAN
                                     ---------------------
                                   Scott W. Hartman
                                   CHAIRMAN OF THE BOARD

Date:  May 13, 1998                By  /s/ DAVID L. LOKKEN
                                      ---------------------
                                   David L. Lokken
                                   President and Chief Executive Officer

Date:  May 13, 1998                By  /s/ BRIAN S. AUNE
                                      ---------------------
                                   Brian S. Aune
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER