Form 10-Q
period 1998-06-30
HAWKER PACIFIC AEROSPACE
filed 1998-08-14
CIK 1049625

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

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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


                                    (818) 765-6201
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X        NO
                                                 ------        ------

     The number of shares of the registrant's common stock outstanding on August 12, 1998 was 5,822,222 shares.

------------------------------------------------------------------------------

                              HAWKER PACIFIC AEROSPACE

                                Report on Form 10-Q

                        For the Quarter Ended June 30, 1998

                                 Table of Contents


                                                                                           Page
                                                                                           ----
Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

Part I - Financial Information

     Item 1 - Financial Statements

          Consolidated Condensed Balance Sheets... . . . . . . . . . . . . . . . . .          3

          Consolidated Condensed Statements of Income - Three Months . . . . . . . .          4

          Consolidated Condensed Statements of Income - Six Months . . . . . . . . .          5

          Consolidated Condensed Statements of Cash Flows. . . . . . . . . . . . . .          6

          Consolidated Condensed Statements of Shareholder's Equity. . . . . . . . .          7

          Notes to Consolidated Condensed Financial Statements . . . . . . . . . . .          8

     Item 2 - Management's Discussion and Analysis of Financial Condition and

              Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .         11


Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .         14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

Exhibit 27.1 - Financial Data Schedule

                              HAWKER PACIFIC AEROSPACE

                           PART I - FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                       CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                        June 30          December 31
                                                                         1998              1997
                                                                    ---------------   ----------------
                                                                      (UNAUDITED)
            ASSETS

Current Assets:

     Cash                                                          $     574,000       $     160,000
     Accounts receivable                                              14,246,000           7,351,000
     Other receivables                                                    85,000              80,000
     Inventories                                                      20,445,000          14,814,000
     Prepaid expenses and other current assets                           636,000             240,000
                                                                   -------------       -------------
               Total current assets                                   35,986,000          22,645,000

Equipment and leasehold improvements, net                              9,569,000           5,083,000
Landing gear exchange, net                                            32,652,000          11,067,000
Goodwill, net                                                                  -             145,000
Deferred financing costs, net                                            497,000             262,000
Deferred offering costs                                                        -             766,000
Deferred taxes                                                           157,000                   -
Other assets                                                             343,000             930,000
                                                                   -------------       -------------
                                                                   $  79,204,000       $  40,898,000
                                                                   -------------       -------------
                                                                   -------------       -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $   4,967,000       $   6,946,000
     Line of credit                                                   10,470,000           8,529,000
     Accrued liabilities                                               8,886,000           1,976,000
     Current portion of long term debt                                 1,830,000           1,450,000
                                                                   -------------       -------------
               Total current liabilities                              26,153,000          18,901,000
                                                                   -------------       -------------
Long-term debt                                                        29,054,000          17,700,000

Shareholders' equity                                                  23,997,000           4,297,000
                                                                   -------------       -------------
               Total Liabilities and Shareholders' Equity          $  79,204,000       $  40,898,000
                                                                   -------------       -------------
                                                                   -------------       -------------

See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    (Unaudited)


                                                                 Three Months Ended
                                                                     June 30
                                                        ----------------------------------
                                                             1998                1997
                                                        --------------      --------------
Revenues                                                $   17,372,000      $   10,544,000
Cost of revenues                                            13,632,000           8,149,000
                                                        --------------      --------------
Gross profit                                                 3,740,000           2,395,000


Selling, general and administrative expenses                 2,228,000           1,399,000
                                                        --------------      --------------
Income from operations                                       1,512,000             996,000

Net interest expense                                          (801,000)           (592,000)
                                                        --------------      --------------
Income before provision (benefit) for income taxes             711,000             404,000

Provision for (benefit) income taxes                          (254,000)            151,000
                                                        --------------      --------------
Net income                                              $      965,000      $      253,000
                                                        --------------      --------------
                                                        --------------      --------------
Earnings per common share                               $          .17      $          .08
                                                        --------------      --------------
                                                        --------------      --------------
Earnings per common share - assuming dilution           $          .16      $          .08
                                                        --------------      --------------
                                                        --------------      --------------

See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    (Unaudited)


                                                                 Six Months Ended
                                                                      June 30
                                                           -------------------------------
                                                               1998              1997
                                                           -----------    ----------------
Revenues                                                  $ 31,039,000        $ 20,358,000
Cost of revenues                                            24,102,000          15,680,000
                                                          ------------        ------------
Gross profit                                                 6,937,000           4,678,000


Selling, general and administrative expenses                 4,090,000           2,794,000
                                                          ------------        ------------
Income from operations                                       2,847,000           1,884,000

Net interest expense                                        (1,449,000)         (1,171,000)
                                                          ------------        ------------
Income before provision (benefit) for income taxes           1,398,000             713,000

Provision (benefit) for income taxes                             5,000             265,000
                                                          ------------        ------------
Net income                                                $  1,393,000        $    448,000
                                                          ------------        ------------
                                                          ------------        ------------
Earnings per common share                                 $        .26        $        .14
                                                          ------------        ------------
                                                          ------------        ------------
Earnings per common share - assuming dilution             $        .25        $        .14
                                                          ------------        ------------
                                                          ------------        ------------

See accompanying Notes to Consolidated Condensed Financial Statements

                              HAWKER PACIFIC AEROSPACE

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                    Six Months Ended
                                                       June 30
                                                 1998         1997
                                               ---------  ------------
                                                   (UNAUDITED)
OPERATING ACTIVITIES
Net income ..............................    $1,393,000     $ 448,000
Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
  Deferred income taxes..................       (12,000)      279,000
  Depreciation...........................       637,000       353,000
  Amortization...........................       657,000       254,000
Changes in operating assets and
  liabilities:
  Accounts receivable....................    (6,900,000)      737,000
  Inventory..............................    (3,669,000)      128,000
  Prepaid expenses and other current
    assets...............................      (396,000)     (304,000)
  Accounts payable.......................    (1,979,000)     (883,000)
  Deferred revenue.......................       690,000      (866,000)
  Accrued liabilities....................     3,341,000      (732,000)
                                            -----------      ---------
  Cash provided by (used in) operating
    activities...........................    (6,238,000)     (586,000)
INVESTING ACTIVITIES
Purchase of equipment, leasehold
  improvements and landing gear..........    (5,360,000)     (495,000)
Purchase of equipment and landing gear
  from BA................................   (18,887,000)       --
Purchase of BA inventory.................    (1,962,000)       --
Other assets.............................       587,000       (39,000)
                                            -----------      ---------
Cash used in investing activities........   (25,622,000)     (534,000)
FINANCING ACTIVITIES
Borrowing under bank note................    13,285,000        --
Principal payments on bank note..........       (51,000)     (425,000)
Principal payments on related party
  note...................................    (1,500,000)       --
Borrowings/payments on line of credit,
  net....................................     1,941,000       600,000
Deferred offering costs..................    (1,966,000)       --
Deferred loan fees.......................      (235,000)       --
Net proceeds from equity offering........    20,800,000        --
                                            -----------     ---------
Cash provided by financing activities....    32,274,000       175,000
Increase (decrease) in cash..............       414,000      (945,000)
Cash, beginning of period................       160,000     1,055,000
                                            -----------     ---------
Cash, end of period......................    $  574,000     $ 110,000
                                            -----------     ---------
                                            -----------     ---------
Supplemental disclosure of cash flow
  information:
Noncash investing and financing
  activities
  Purchase of landing gear from BA......     $2,879,000     $      --

                            SEE ACCOMPANYING NOTES.

                            HAWKER PACIFIC AEROSPACE

              CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (Unaudited)

                                    Preferred Stock             Common Stock
                                  --------------------     ------------------------                      Other
                                                           Number of                     Retained    Comprehensive
                                  Shares      Amount         Shares        Amount        Earnings       Income             Total
                                  ------   -----------     ---------    -----------    ----------    -------------     -----------
Balance at December 31, 1997       400     $ 2,000,000     2,972,222    $ 1,040,000    $ 1,257,000            -        $ 4,297,000

Net income for the period            -               -             -              -      1,393,000            -          1,393,000
Foreign currency translation
    adjustment (unaudited)           -               -             -              -              -      239,000            239,000
                                                                                                                        ----------

Comprehensive Income
    (unaudited)                      -               -             -              -              -            -          1,632,000

Conversion of preferred stock
    (unaudited)                   (400)     (2,000,000)      250,000      2,000,000              -            -                  -

Issuance of common stock
    (unaudited)                      -               -     2,600,000     18,068,000              -            -         18,068,000
                                  ----      ----------     ---------    -----------    -----------    ---------        -----------

Balance at June 30, 1998
    (unaudited)                   $  -      $        -     5,822,222    $21,108,000    $ 2,650,000    $ 239,000        $23,997,000
                                  ----      ----------     ---------    -----------    -----------    ---------        -----------
                                  ----      ----------     ---------    -----------    -----------    ---------        -----------

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

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

EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding including the 250,000 shares issued upon the automatic conversion of the convertible preferred stock as if the conversion occurred at the beginning of the periods presented. The weighted average common shares used in calculating basic earnings per share were 5,822,222 and 3,120,603 for the three months ended June 30 1998 and 1997, respectively and 5,420,012 and 3,120,603 for the six months then ended, respectively. Diluted earnings per share is based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 6,023,152 and 3,120,603, for the three months ended June 30, 1998 and 1997, respectively and 5,573,074 and 3,120,603 for the six months then ended, respectively.

STOCK SPLITS

The information set forth herein reflects a 579.48618 for one stock split effected in November 1997 and a one for .9907406 reverse stock split effected in January 1998. All references in the accompanying financial statements and notes to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock splits.

                              HAWKER PACIFIC AEROSPACE

                                    (Unaudited)

INVENTORIES

Inventories are comprised of the following:

                                                       June 30
                                            ------------------------------
                                                1998              1997
                                            -------------    -------------
Purchased parts and assemblies              $  18,615,000    $  10,106,000
Work-in-process                                 1,830,000        2,716,000
                                            -------------    -------------
                                            $  20,445,000    $  12,822,000
                                            -------------    -------------
                                            -------------    -------------

INCOME TAXES

The tax provision for the three months and six months ended June 30, 1998 includes a benefit of approximately $514,000 resulting from the reduction of the deferred tax valuation allowance.

RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under Statement 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on the Company's foreign currency translation adjustments, within the Statement of Shareholder Equity. Comprehensive income for the quarter and six months ended June 30, 1997 was the same as net income for the period.

During the quarter and six months ended June 30, 1998, total comprehensive income amounted to $821,000 and $1,632,000, respectively.

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

2.   ACQUISITIONS

On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation (the "BA Acquisition") for a purchase price of approximately $19.5 million, (including acquisition related expenses) excluding a 747-400 landing gear rotable asset that was acquired during the second quarter of fiscal 1998 for approximately $2.9 million. The BA assets consisted of $1.9 million in inventory, $4.0 million in machinery and equipment and $13.6 million in landing gear rotable assets. Transaction expenses of $1.1 million were capitalized as part of the landing gear rotable asset value.

3.   NOTES PAYABLE

On January 23, 1998, the Company and Bank of America National Trust and Savings Association ("Bank of America") entered into the Amended and Restated Business Loan Agreement (the "Amended Loan Agreement"), which agreement increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The credit facilities of the Amended Loan Agreement became available upon the completion of the Company's initial public offering and consummation of the BA Acquisition. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in January 2001, and the term loan and capital expenditure facilities mature in January 2005. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market.

4.   INITIAL PUBLIC OFFERING

On February 3, 1998, the Company completed an initial public offering (the "Initial Public Offering") of 2,766,667 shares of the Company's common stock ("Common Stock"). Of the 2,766,667 shares of Common Stock sold in the Initial Public Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of Common Stock pursuant to the exercise of an over-allotment option granted to the underwriters by the principal shareholder. The Company received net proceeds of approximately $18.1 million net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed in Note 3, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The balance of $1.3 million in net proceeds has been used for working capital purposes.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated:


                                                                (unaudited)                           (unaudited)
                                                          For the Three Months                    For the Six Months
                                                              Ended June 30,                        Ended June 30,
                                                    ---------------------------------      ----------------------------------
                                                         1998                 1997                1998                1997
                                                    --------------     --------------      ---------------    ---------------
Landing gear repairs                                $  11,131,000        $  5,027,000       $  19,122,000       $   9,388,000
Hydromechanics repairs                                  3,926,000           3,621,000           8,788,000           8,134,000
Spares & other                                          2,315,000           1,896,000           3,129,000           2,836,000
                                                    -------------        ------------       -------------       -------------
Total revenue                                          17,372,000          10,544,000          31,039,000          20,358,000

Gross profit                                            3,740,000           2,395,000           6,937,000           4,678,000

Selling, general and
     administrative expense                             2,228,000           1,399,000           4,090,000           2,794,000
                                                    -------------        ------------       -------------       -------------
Income from operations                                  1,512,000             996,000           2,847,000           1,884,000

Net interest expense                                         (801,000)           (592,000)         (1,449,000)         (1,171,000)
                                                    -------------        ------------       -------------       -------------
Income before provision (benefit) for
     income taxes                                         711,000             404,000           1,398,000             713,000

Provision (benefit) for income taxes                     (254,000)            151,000               5,000             265,000
                                                    -------------        ------------       -------------       -------------
Net income                                           $    965,000        $    253,000       $   1,393,000        $    448,000
                                                    -------------        ------------       -------------       -------------
                                                    -------------        ------------       -------------       -------------

Revenues in the second quarter increased 64.8% to $17.4 million compared with $10.5 million for the same period in 1997. Revenues increased 52.5% to $31.0 million for the six months ended June 30, 1998 compared to $20.4 million for the same period in 1997. Internal growth from new business accounted for 28.8% of this increase in the quarter and 23.8% of the increase for the six months ended June 30, 1998. External growth from the acquisition of British Airways' landing gear operation accounted for 36.0% of the increase in revenue in the second quarter and 28.7% of the increase for the six months ended June 30, 1998. The British Airways' landing gear operation acquisition was completed on February 4, 1998 and was accounted for using the purchase method of accounting. Landing gear repair services is the fastest growing segment for the Company. Landing gear repair services revenue, which represented 47.7% of total revenues in the second quarter of 1997 increased 121.4% from $5.0 million in that period to $11.1 million in the second quarter of 1998 and accounted for 64.1% of total revenues. Landing gear repair services revenue, which represented $9.4 million, or 46.1% of total revenues for the six months ended June 30, 1997, increased 103.7% to $19.1 million, or 61.6% of total revenues for the six months ended June 30, 1998. The increase in landing gear services revenue was due in part to new long-term contracts with American Airlines Inc. ("American Airlines"), British Airways plc ("British Airways"), United Parcel Services, British Midland Engineering Services and Canadian Airlines International Ltd. in addition to further penetration at Federal Express Corporation ("FedEx") to support their MD10 freighter conversion program and their fleet of Airbus A310 aircraft.

Gross profit increased 56.1% to $3.7 million for the quarter ended June 30, 1998 compared to $2.4 million for the same period in 1997. Gross profit increased 48.3% to $6.9 million in the six months ended June 30, 1998 compared to $4.7 million for the same period in 1997. Gross profit as a percent of revenues in the second quarter of 1998 was 21.5% compared to 22.7% in the comparable period in 1997. The decline in gross profit margins is attributable to certain costs incurred at the new United Kingdom operation, which began operations in February 1998. These costs included expenses incurred to outsource United Kingdom landing gear services to the Company's repair facility in California, which significantly increased freight expenses, in addition to increased subcontracted expenses with other United Kingdom landing gear repair stations.

Selling, general and administrative expenses increased 59.3% to $2.2 million for the quarter ended June 30, 1998 compared to $1.4 million for the same period in 1997. Selling, general and administrative expenses increased 46.4% to $4.1 million for the six months ended June 30, 1998 compared to $2.8 million for the same period in 1997. As a percent of revenues, selling, general and administrative expenses declined to 12.8% in the second quarter from 13.3% in the same period in 1997. Expenses during the second quarter and six months ended June 30, 1998 included expenses related to the new United Kingdom operation and outside consultant costs relating to the pending relocation of such operations to a new facility. The Company expects to enter into a long-term lease agreement and begin construction on the new facility in the third quarter of 1998. Completion and relocation is expected to occur in the second quarter of 1999.

Operating income increased 51.8% to $1.5 million for the quarter ended June 30, 1998 compared to $1.0 million for the same period in 1997. Operating income increased 51.1% to $2.8 million for the six months ended June 30, 1998 compared to $1.9 million for the same period in 1997. As a percent of revenue, operating income declined to 8.7% in the second quarter compared to 9.4% in the comparable period in 1997. As a percent of revenue, operating income declined slightly in the first half of 1998 to 9.2% compared to 9.3% in the first half of 1997. The decline is a result of increased expenses related to the integration of the new United Kingdom operations offset by reductions in selling, general and administrative expenses as a percentage of total revenue.

Net interest expense increased 35.3% to $0.8 million for the second quarter ended June 30, 1998 compared to $0.6 million for the same period in 1997. Interest expense increased 23.7% to $1.4 million for the six months ended
June 30, 1998 compared to $1.2 million for the same period in 1997. This increase is a result of increased borrowings to fund expansion of existing business and to fund the acquisition of the United Kingdom operation. As a percent of revenue, net interest expense declined to 4.6% in the second quarter of 1998 compared to 5.6% in the comparable period in 1997. Interest income was not significant for either period.

Income tax provision for the second quarter included a reversal of $514,000 for a previously recorded deferred tax valuation allowance. The effective tax rate for the six months ended June 30, 1998, excluding this one-time tax benefit was 37.1% compared to 37.2% for the same period in 1997. The deferred tax valuation allowance was a previously recorded allowance against the potential future benefit of net operating loss carry-forwards and other deferred tax assets, net of deferred tax liabilities.

Net income in the quarter ended June 30, 1998 increased 281.4% to $1.0 million compared to $0.3 million for the same period in 1997. Excluding the reversal of the previously recorded deferred tax valuation allowance, net income would have increased 78.3% to $0.5 million in the second quarter of 1998 over the comparable period in 1997. Net income in the six months ended June 30, 1998 increased 210.9% to $1.4 million compared to $0.4 million for the same period in 1997. Excluding the effect of the reversal of the previously recorded deferred tax valuation allowance, net income would have increased 96.2% to $0.9 million in the first half of 1998 over the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital and funds for capital expenditures have been provided by cash generated from operations, borrowings on the Company's credit facilities, and cash generated from the sale of Common Stock.

Contemporaneously with the Initial Public Offering and the BA Acquisition, the Company entered into the Amended Loan Agreement, which increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in January 2001, and the term loan and capital expenditure facilities mature in January 2005. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market. As of June 30, 1998, there was $36.4 million outstanding under the Amended Loan Agreement.

On February 3, 1998, the Company completed its Initial Public Offering and received net proceeds of $18.1 million. A portion of the net proceeds, together with proceeds from the Amended Loan Agreement were used to acquire the BA Assets. The balance of the net offering proceeds was used to pay down indebtedness and for working capital.

Net cash used in operating activities was $6.2 million for six months ended June 30, 1998 compared to $0.6 million for the same period in 1997. The increased use of cash relates to increases in working capital to support the new United Kingdom operation. Accounts receivable increased as a result of higher revenues and inventory was increased to cover production requirements related to new contracts, including contracts with British Airways, American Airlines and Airbus landing gear contracts for Federal Express.

Approximately $2.9 million is to be paid to British Airways plc during the third quarter of 1998 as part of the acquisition described in Note 2 to the Financial Statements which will be funded by borrowings against the revolving credit line and cash flow from operations.

Working capital and current ratio were $9.8 million and 1.4 for the second quarter ended June 30, 1998, respectively. Working capital increased $2.5 million from June 30, 1997. The ratio of total debt to equity improved to
1.7 for the quarter ended June 30, 1998 from 6.4 at June 30, 1997. This improvement is the result of the increased equity from the public offering consummated in the first quarter of 1998.



                                RISK FACTORS

AVIATION INDUSTRY RISKS

The Company derives all of its sales and operating income from the services and parts that it provides to its customers in the aviation industry. Therefore, the Company's business is directly affected by economic factors and other trends that affect its customers in the aviation industry, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft operators or a decrease in market growth. When such economic and other factors adversely affect the aviation industry, they tend to reduce the overall demand for the Company's products and services, thereby decreasing the Company's sales and operating income. There can be no assurance that economic and other factors that might affect the aviation industry will not adversely affect the Company's results of operations.

FLUCTUATIONS IN RESULTS OF OPERATIONS

The Company's operating results are affected by a number of factors, including the timing of orders for the repair and overhaul of landing gear and fulfillment of such contracts, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions and other factors. Although the Company has secured several long-term agreements to service multiple aircraft, the Company receives sales under these agreements only when it actually performs a repair or overhaul. Because the average time between landing gear overhauls is seven years for an aircraft, the work orders that the Company receives and the number of repairs or overhauls that the Company performs in particular periods may vary significantly, causing the Company's quarterly sales and results of operations to fluctuate substantially. The Company is unable to predict the timing of the actual receipt of such orders and, as a result, significant variations between forecasts and actual orders will often occur. In addition, the Company's need to make significant expenditures to support new aircraft in advance of generating revenues from repairing or overhauling such aircraft may cause the Company's quarterly operating results to fluctuate. Furthermore, the rescheduling of the shipment of any large order, or portion thereof, or any production difficulties or delays by the Company, could have a material adverse effect on the Company's quarterly operating results.

ESTABLISHMENT OF UNITED KINGDOM OPERATIONS

In February 1998, the Company consummated the BA Acquisition and established its operations in the United Kingdom. Before the BA Acquisition, the Company had no history or experience operating in the United Kingdom. Accordingly, establishing operations in the United Kingdom will subject the Company to all of the risks inherent in the establishment of a new business enterprise. These include, without limitation, the need to establish manufacturing, marketing and administrative capabilities, the need to integrate the Company's United Kingdom operations into the Company's existing operations, the need to implement the Company's management information systems in its new location, the need to locate and move into a new facility, unanticipated marketing problems, new competitive pressures and expenses. There can be no assurance that the risks inherent in establishing the United Kingdom operations will not have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSTANTIAL COMPETITION

Numerous companies compete with the Company in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service divisions of original equipment manufacturers ("OEMs"), the maintenance departments or divisions of large commercial airlines (some of which also offer maintenance services to third parties) and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation, Revima, a company organized and operating under the laws of France, and Dowty Aerospace Aviation Services. The Company's major competitors in its hydromechanical components business include AAR and OEMs such as Sundstrand Corporation, Inc., Aeroquip Vickers, Inc., Parker-Hannifin Corporation, Messier-Bugatti and Lucas. The Company expects that competition in its industry will increase substantially as a result of industry consolidations and alliances in response to the trend in the aviation industry toward outsourcing of repair and overhaul services. In addition, as the Company moves into new geographic or product markets it will encounter new competition.

The Company believes that the primary competitive factors in its marketplace are quality, price, rapid turnaround time and industry experience. Certain of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. These competitors may have the ability to adapt more quickly to changes in customer requirements, may have stronger customer relationships and greater name recognition and may devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

The Company's growth strategy is based in part on the Company's ability to expand its international operations, which will require significant management attention and financial resources. The Company currently has divisions in the United Kingdom and the Netherlands and plans to expand further its international customer base. There can be no assurance that the Company's efforts to expand operations internationally will be successful. Failure to increase revenue in international markets could have a material adverse effect on the Company's business, operating results and financial condition. In addition, international operations are subject to a number of risks, including longer receivable collection periods and greater difficulty in accounts receivable collections, unexpected changes in regulatory requirements, foreign currency fluctuations, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, political instability, the burdens of complying with multiple, potentially conflicting laws and the impact of business cycles and economic instability outside the United States. Moreover, the Company's operating results could also be adversely affected by seasonality of international sales, which are typically lower in Asia in the first calendar quarter and in Europe in the third calendar quarter. In addition, inflation in such countries could increase the Company's expenses. These international factors could have a material adverse effect on future sales of the Company's products to international end-users and, consequently, on the Company's business, financial condition and results of operations.

FOREIGN CURRENCY RISKS

The Company's sales are principally denominated in United States dollars and British pounds and to some extent in Dutch guilders. The Company makes substantial inventory purchases in French francs from such suppliers as Messier-Bugatti, Societe D'Applications Des Machines Motrices ("SAMM") and Eurocopter France. The Company's Netherlands facility's inventory purchases are primarily United States dollar denominated, while sales and operating expenses are partially denominated in Dutch guilders. To date, the Company's business has not been significantly affected by currency fluctuations or inflation. However, the Company conducts business in the Netherlands and in the United Kingdom, and thus fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. As a result of the BA Acquisition, the Company may engage in additional foreign currency denominated sales or pay material amounts of expenses in foreign currencies that may generate gains and losses due to currency fluctuations. The Company's operating results could be adversely affected by such fluctuations.

GOVERNMENT REGULATION

The Company is highly regulated worldwide by the Federal Aviation Administration ("FAA"), the Joint Airworthiness Authority ("JAA"), a consortium of European regulatory authorities, and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company's Netherlands' operations and the Civil Aviation Authority, which regulates the Company's United Kingdom operations. These regulatory authorities require aircraft to be maintained under continuous condition monitoring programs and to periodically undergo thorough inspections. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before they are installed on an aircraft. The Company is a certified FAA and JAA approved repair station and has been granted Parts Manufacturer Approvals by the FAA Manufacturing Inspectors District Office. In addition, the Company's operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers. If material authorizations or approvals were revoked or suspended, the Company's operations would be materially and adversely affected. As the Company attempts to commence operations in countries in which it has not previously operated, it will need to obtain new certifications and approvals, and any delay or failure in attaining such certifications or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if in the future new and more stringent regulations are adopted by foreign or domestic regulatory agencies, the Company's business may be materially and adversely affected.

DEPENDENCE ON KEY SUPPLIERS

The Company purchases landing gear spare parts and components for a variety of fixed wing aircraft and helicopters. The Company has separate ten-year agreements that each expires in October 2006 with (i) Dunlop Limited, Aviation Division, (ii) Dunlop Limited, Precision Rubber and (iii) Dunlop Equipment Division (collectively, "Dunlop"). Under two of these agreements, the Company is entitled to purchase, at a discount from list price, Dunlop parts for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. For the years ended December 31, 1996 and 1997, the Company's single largest supplier was Dunlop, accounting for approximately $5.6 million (27.0%) and $4.3 million (19.3%), respectively, of the spare parts and components that the Company purchased in such periods. During the six months ended June 30, 1998, Boeing was the single largest supplier, accounting for $5.8 million (19.2%) of the spare parts and components that the Company purchased. Dunlop was the second largest supplier, accounting for $2.3 million (7.7%) of the spare parts and components that the Company purchased during the six months ended June 30, 1998. Failure by any one of these divisions of Dunlop to renew its agreement on similar terms when it expires could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company has agreements with Messier-Bugatti, SAMM and Eurocopter France that enable the Company to purchase new aircraft parts at discounts from list price. Many of the Company's supplier agreements, other than its agreements with Dunlop, are short-term and can be terminated by the suppliers upon providing 90 days prior written notice. A decision by any one of these suppliers to terminate their agreements would eliminate the competitive advantage the Company derives therefrom and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CUSTOMER CONCENTRATION; CONCENTRATION OF CREDIT RISKS

A small number of customers have historically accounted for a substantial part of the Company's revenue in any given fiscal period. Sales derived from FedEx and the United States Coast Guard (the "USCG") accounted for 18.4%, and 11.2%, respectively, of product sales for the year ended December 31, 1996 and 19.3% and 6.5%, respectively, of product sales for the year ended December 31, 1997. Sales derived from British Airways, FedEx, American Airlines and the USCG accounted for 20.3%, 19.3%, 10.4% and 5.2%, respectively, of the Company's total revenue during the six months ended June 30, 1998. Some of the Company's long-term service agreements may be terminated by the customers upon providing the Company with 90 days prior written notice, and the Company's agreement with the USCG is subject to termination at any time at the convenience of the government. In addition, the Company's sales are made primarily on the basis of purchase orders rather than long-term agreements. The Company expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products. In addition, there can be no assurance that sales from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period.

As of June 30, 1998, 16.7% and 27.2% of the Company's total accounts receivable were associated with FedEx and British Airways, respectively. As a result of the BA Acquisition, British Airways accounts for a significant percentage of both the Company's product sales and accounts receivable. Although the Company has not had any material difficulties in collecting its accounts receivable during the past three years, the Company cannot ensure that it will not have difficulty collecting receivables in the future. Any inability by the Company to collect material amounts of receivables under its service agreements could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO ACQUISITION STRATEGY

In the future, the Company may attempt to grow by acquiring other service and parts providers whose operations or inventories complement or expand the Company's existing repair and overhaul businesses or whose strategic locations enable the Company to expand into new geographic markets. The Company's ability to grow by acquisition depends upon, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. Acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails or is unable to discover, and for which the Company as a successor owner or operator may be liable. In addition, costs and charges, including legal and accounting fees and reserves and write-downs relating to an acquisition, may be incurred by the Company or may be reported in connection with any such acquisition. There can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions into its operations.

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to extensive and frequently changing federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency, the California Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to obtain and maintain permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, substantially affects its operational costs. In addition, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether or not the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental problem at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated by the Company's operations) will not result in any material environmental liability to the Company and materially and adversely affect the Company's financial condition and results of operations. The Company's plating operations, which use a number of hazardous materials and generate a significant volume of hazardous waste, increase the Company's regulatory compliance burden and compound the risk that the Company may encounter a material environmental problem in the future. Furthermore, compliance with laws and regulations in foreign countries in which the Company locates its operations may cause future increases in the Company's operating costs or otherwise adversely affect the Company's results of operations or financial condition.

In August 1997 and January 1998, two separate lawsuits were filed by various individuals against Lockheed Martin Corporation and various other parties, including the Company, in the Los Angeles Superior Court pleading various causes of action in connection with certain alleged injuries caused by toxic and carcinogenic chemicals allegedly released by the defendants in the Burbank and Glendale areas of Los Angeles County, California. The individual plaintiffs seek unspecified compensatory and punitive damages. The Company does not believe that it caused the release of toxic and carcinogenic chemicals alleged in the complaints and BTR has assumed the defense and has agreed to indemnify the Company in connection with such claims.

PRODUCT AND SERVICE LIABILITY RISKS

The Company's business exposes it to possible claims for personal injury, death or property damage which may result from the failure or malfunction of landing gear, hydromechanical components or aircraft spare parts repaired or overhauled by the Company. Many factors beyond the Company's control could lead to liability claims, including the failure of the aircraft on which landing gear or hydromechanical components overhauled by the Company is installed, the reliability of the customer's operators of the aircraft and the maintenance of the aircraft by the customers. The Company currently has in force aviation products liability and premises insurance in the amount of $500 million, which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. The Company has not experienced any material product liability claims related to its products. However, the Company may be subject to a material loss to the extent that a claim is made against the Company that is not covered in whole or in part by insurance and for which any third-party indemnification is not available. There can be no assurance that the amount of product liability insurance that the Company carries at the time a product liability claim may be made will be sufficient to protect the Company. A product liability claim in excess of the amount of insurance carried by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost.

DEPENDENCE ON KEY PERSONNEL

The continued success of the Company depends to a large degree upon the services of certain of its executive officers and upon the Company's ability to attract and retain qualified managerial and technical personnel experienced in the various operations of the Company's business. Loss of the services of such employees, particularly David L. Lokken, President and Chief Executive Officer, Brian S. Aune, Vice President and Chief Financial Officer, Brian S. Carr, Managing Director of Sun Valley Operations, or Michael A. Riley, Vice President Hydromechanical Business Unit, could adversely affect the operations of the Company. The Company has entered into an employment agreement expiring October 31, 2001 with Mr. Lokken and into employment agreements expiring October 31, 1999 with Messrs. Aune, Carr and Riley. The Company has obtained key person insurance on the life of Mr. Lokken in the amount of $1,000,000. There can be no assurance that the proceeds of such insurance will be sufficient to compensate the Company in the event that Mr. Lokken dies. Competition for qualified technical personnel is intense and from time to time, the Company has experienced difficulty in attracting and retaining personnel skilled in its repair and overhaul operations. There can be no assurance that these individuals will continue employment with the Company. The loss of certain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY EXISTING SHAREHOLDERS AND ANTI-TAKEOVER PROVISIONS

As of August 1, 1998, the five shareholders (the "Unique Shareholders") of Unique Investment Corporation ("Unique") owned in the aggregate approximately 40.4% of the Company's Common Stock. The directors and executive officers of the Company beneficially owned approximately 24.9% of the Company's Common Stock. By virtue of such ownership, the Unique Shareholders together with the executive officers of the Company will have effective control over all matters requiring a vote of shareholders, including the election of a majority of directors. The ownership positions of the existing shareholders, together with the authorization of blank check preferred stock and the implementation, if certain conditions are met, of a staggered board and elimination of cumulative voting in the Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock, and may adversely affect the market price of the Common Stock.

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company believes that its mainframe database and operating systems are year 2000 compliant. However, certain of the Company's software applications currently are coded using two digits rather than four to define the applicable year. The Company is systematically modifying such software applications to be coded as four digits and anticipates such modifications to be completed by March 1999. The Company plans to replace its telephone system at an estimated cost of approximately $100,000 and any other non-information technology systems by July 1999 to be year 2000 compliant. In addition, the Company is working with its external suppliers, vendors and service providers to ensure that their systems will be able to support and interact with the Company's server and network. The Company has not quantified the total costs required to become year 2000 compliant, but does not expect such costs to be material. As of June 30, 1998, the total costs incurred to address the Company's year 2000 issues have not been material. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and is currently working to create a contingency plan by July 1999 to handle any year 2000 problems.

EUROPEAN MONETARY UNIT

A single currency called the euro will be introduced in Europe on January 1, 1999. The Company does not believe the introduction of the euro will have a material effect on the Company's business, financial condition and results of operations.

                             PART II -- OTHER INFORMATION

                         ITEM 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits


Exhibit
   No.    Exhibit Description
-------   -------------------
10.1      Tenancy Agreement relating to Bennebroekerweg, Rijsinboat
          (Netherlands), dated March 15, 1998, between Hawker Pacific Holland, a division of the Company, and Mateor II C.V.

10.2 Statement of Terms and Conditions of Employment, dated May 12, 1998 between Hawker Pacific Aerospace, Limited and Richard Adey.

27        Financial Data Schedule

___________________


(b)       Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HAWKER PACIFIC AEROSPACE


Date:  August 14, 1998          By    /s/ Scott W. Hartman
                                  ----------------------------
                                  Scott W. Hartman
                                  CHAIRMAN OF THE BOARD


Date:  August 14, 1998          By    /s/ David L. Lokken
                                  ----------------------------
                                  David L. Lokken
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  August 14, 1998          By    /s/ Brian S. Aune
                                  ----------------------------
                                  Brian S. Aune
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER