Form 10-Q
period 1998-09-30
HAWKER PACIFIC AEROSPACE
filed 1998-11-16
CIK 1049625

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                    (818) 765-6201
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES     X         NO
                                                   -----          -----


     The number of shares of the registrant's common stock outstanding on November 11, 1998 was 5,822,222 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              HAWKER PACIFIC AEROSPACE

                                Report on Form 10-Q

                      For the Quarter Ended September 30, 1998

                                 Table of Contents

                                                                  Page
                                                                  ----
Cover Page .......................................................   1

Table of Contents.................................................   2

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets.....................  3

          Condensed Consolidated Statements of Income -
              Three Months..........................................  4

          Condensed Consolidated Statements of Income -
               Nine Months..........................................  5

          Condensed Consolidated Statements of Cash Flows..........   6

          Condensed Consolidated Statements of
               Shareholders' Equity................................   7

          Notes to Condensed Consolidated Financial Statements.....   8

Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  11

     Item 3 - Defaults by the Company upon its Senior Securities...  16

     Item 4 - Submission of Matters to a Vote of Security Holders..  16

     Item 5 - Other Information....................................  16


Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K.....................  17

Signatures .......................................................   18

Exhibit 27.1 - Financial Data Schedule

                              HAWKER PACIFIC AEROSPACE

                           PART I - FINANCIAL INFORMATION

                            ITEM 1. FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                          September 30   December 31
                                                              1998            1997
                                                          -------------  ------------
                         ASSETS

Current Assets
     Cash                                                $  1,323,000      $ 160,000
     Accounts receivable                                   10,999,000      7,351,000
     Other receivables                                        120,000         80,000
     Inventories                                           21,227,000     14,814,000
     Prepaid expenses and other current assets                528,000        240,000
                                                          -------------  ------------

           Total Current Assets                            34,197,000     22,645,000

     Equipment and leasehold improvements, net              9,526,000      5,083,000
     Landing gear exchange assets, net                     37,160,000     11,067,000
     Goodwill, net                                                  -        145,000
     Deferred financing costs, net                            471,000        262,000
     Deferred offering costs                                        -        766,000
     Deferred taxes                                           251,000              -
     Other assets                                             851,000        930,000
                                                          -------------  ------------
           Total Assets                                 $  82,456,000   $ 40,898,000
                                                          -------------  ------------
                                                          -------------  ------------


     LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                    $  8,557,000   $  6,946,000
     Line of credit                                        10,845,000      8,529,000
     Accrued liabilities                                    7,999,000      1,976,000
     Current portion of long term debt                      2,642,000      1,450,000
                                                          -------------  ------------

           Total Current Liabilities                       30,043,000     18,901,000
                                                          -------------  ------------

Long-term Debt                                             28,190,000     17,700,000

Shareholders' Equity                                       24,223,000      4,297,000
                                                          -------------  ------------

     Total Liabilities and Shareholders' Equity         $  82,456,000   $ 40,898,000
                                                          -------------  ------------
                                                          -------------  ------------


See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             Three Months Ended
                                                                September 30
                                                       ----------------------------
                                                             1998           1997
                                                       -------------    ------------
 Revenue                                                $  16,494,000   $  9,702,000
 Cost of revenues                                          13,673,000      7,403,000
                                                        -------------   ------------

 Gross margin                                               2,821,000      2,299,000

 Selling, general and administrative expenses               1,868,000      1,324,000
                                                        -------------   ------------

 Income from operations                                       953,000        975,000

 Interest expense, net                                       (903,000)      (631,000)
                                                        -------------   ------------

 Income before provision for income taxes                      50,000        344,000

 Provision for income taxes                                    18,000        127,000
                                                        -------------   ------------
 Net income                                             $      32,000   $    217,000
                                                        -------------   ------------
                                                        -------------   ------------


 Earnings per common share                                    $  0.01        $  0.07
                                                        -------------   ------------
                                                        -------------   ------------
 Earnings per common share - assuming dilution                $  0.01        $  0.07
                                                        -------------   ------------
                                                        -------------   ------------



See accompanying Notes to Condensed Consolidated Financial Statements

                          HAWKER PACIFIC AEROSPACE

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)




                                                            Nine Months Ended
                                                               September 30
                                                        ---------------------------

                                                            1998           1997
                                                        ------------   ------------
 Revenue                                                $  47,533,000  $  30,060,000
 Cost of revenues                                          37,776,000     23,083,000
                                                        -------------   ------------

 Gross margin                                               9,757,000      6,977,000

 Selling, general and administrative expenses               5,958,000      4,118,000
                                                        -------------   ------------

 Income from operations                                     3,799,000      2,859,000

 Interest expense, net                                     (2,352,000)    (1,802,000)
                                                        -------------   ------------

 Income before provision for income taxes                   1,447,000      1,057,000

 Provision for income taxes                                    23,000        392,000
                                                        -------------   ------------
 Net Income                                             $   1,424,000  $     665,000
                                                        -------------   ------------
                                                        -------------   ------------


 Earnings per common share                                    $  0.26        $  0.21
                                                        -------------   ------------
                                                        -------------   ------------
 Earnings per common share - assuming dilution                $  0.25        $  0.21
                                                        -------------   ------------
                                                        -------------   ------------


See accompanying Notes to Condensed Consolidated Financial Statements

                                HAWKER PACIFIC AEROSPACE

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)



                                                                             Nine Months Ended
                                                                                September 30
                                                                        -------------------------------
                                                                            1998                 1997
                                                                        -------------         -------------
OPERATING ACTIVITIES
Net Income                                                               $  1,424,000         $    665,000
Adjustments to reconcile net income to net cash used in
    operating activities:
     Deferred income taxes                                                   (106,000)             391,000
     Depreciation                                                           1,105,000              537,000
     Amortization                                                           1,097,000              329,000
     Loss  on sale of machinery, equipment and landing gear                         -              (78,000)
     Changes in operating assets and liabilities:
        Accounts receivable                                                (3,688,000)            (476,000)
        Inventory                                                          (4,451,000)          (1,371,000)
        Prepaid expenses and other current assets                            (288,000)               7,000
        Accounts payable                                                    1,611,000              552,000
        Deferred revenue                                                       79,000             (766,000)
        Accrued liabilities                                                 3,065,000             (766,000)
                                                                        -------------         ------------
     Cash used in operating activities                                       (152,000)            (976,000)

INVESTING ACTIVITIES
     Purchases of equipment, leasehold improvements and landing gear       (5,826,000)          (1,438,000)
     Proceeds from disposals of fixed assets                                        -              250,000
     Purchase of equipment and landing gear from British Airways          (23,599,000)                   -
     Purchase of British Airways' inventory                                (1,962,000)                   -
     Other assets                                                              79,000             (388,000)
                                                                        -------------         ------------
     Cash used in investing activities                                    (31,308,000)          (1,576,000)

FINANCING ACTIVITIES
     Borrowing under bank note                                             13,285,000             (637,000)
     Principal payments on bank note                                         (103,000)
     Principal payments on related party note                              (1,500,000)
     Borrowings/payments on line of credit, net                             2,316,000            2,150,000
     Offering costs                                                        (1,966,000)            (143,000)
     Acquisition and loan fees expenses                                      (209,000)            (337,000)
     Proceeds from equity offering                                         20,800,000                    -
     Contributions to capital                                                       -              500,000
                                                                        -------------         ------------
     Cash provided by financing activities                                 32,623,000            1,533,000
     Increase (decrease) in cash                                            1,163,000           (1,019,000)
     Cash, beginning of period                                                160,000            1,055,000
                                                                        -------------         ------------
     Cash, end of period                                                $   1,323,000         $     36,000
                                                                        -------------         ------------
                                                                        -------------         ------------

Supplemental disclosure of cash flow information:
Noncash investing and financing activities
Purchase of landing gear from British Airways                           $   2,879,000         $          -


See accompanying Notes to Condensed Consolidated Financial Statements

                              HAWKER PACIFIC AEROSPACE

              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     (Unaudited)


                                     Preferred Stock              Common Stock
                              -------------------------      ----------------------                       Other
                                # of                         # of                       Retained      Comprehensive
                               Shares          Amount       Shares         Amount       Earnings          Income         Total
                              ----------    ------------    --------     -----------   ------------   -------------  ------------
Balance at December 31, 1997         400    $  2,000,000    2,972,222    $  1,040,000   $ 1,257,000   $         -    $  4,297,000

Net income for the period              -               -            -               -     1,424,000             -       1,424,000

Foreign currency translation           -               -            -               -             -       434,000         434,000
                              ----------    ------------    ---------      ----------   ------------  -------------  ------------

Comprehensive income                   -               -            -               -             -             -       1,858,000

Conversion of preferred stock       (400)     (2,000,000)     250,000       2,000,000             -             -               -

Issuance of common stock               -               -    2,600,000      18,068,000             -             -      18,068,000
                              ----------    ------------    ---------      ----------   ------------  -------------  ------------

Balance as of
     September 30, 1998               -    $           -    5,822,222     $21,108,000   $  2,681,000  $    434,000   $ 24,223,000
                              ----------   -------------    ---------      ----------   ------------  -------------  ------------
                              ----------   -------------    ---------      ----------   ------------  -------------  ------------



  See accompanying Notes to Condensed Consolidated Financial Statements

                              HAWKER PACIFIC AEROSPACE

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  BASIS OF PRESENTATION

Interim Condensed Financial Statements
--------------------------------------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year.

Contingencies
-------------

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

Earnings Per Share
------------------

Basic earnings per share are based upon the weighted average number of common shares outstanding including the 250,000 shares issued upon the automatic conversion of the convertible preferred stock as if the conversion occurred at the beginning of the periods presented. The weighted average common shares used in calculating basic earnings per share were 5,822,222 and 3,170,708 for the three months ended September 30, 1998 and 1997, respectively and 5,555,555 and 3,170,708 for the nine months then ended, respectively. Diluted earnings per share is based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 5,886,653 and 3,170,708, for the three months ended September 30, 1998 and 1997, respectively and 5,681,120 and 3,170,708 for the nine months then ended.

Stock Splits
------------

The information set forth herein reflects a 579.48618 for one stock split effected in November 1997 and a one for .9907406 reverse stock split effected in January 1998. All references in the accompanying financial statements and notes to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock splits.

                              HAWKER PACIFIC AEROSPACE

                                    (Unaudited)


Inventories
-----------

Inventories are comprised of the following:


                                                  September 30,      December 31,
                                                      1998               1997
                                               ------------------   -------------
Purchased parts and assemblies                 $       19,103,000   $  11,961,000
Work-in-process                                         2,124,000       2,853,000
                                               ------------------   -------------

                                               $       21,227,000   $  14,814,000
                                               ------------------   -------------
                                               ------------------   -------------


Income Taxes
------------

The tax provision for the nine months ended September 30, 1998 includes a benefit of approximately $514,000 resulting from the reduction of the deferred tax valuation allowance.

Recently Issued Accounting Standards
-------------------------------------

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under Statement 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on the Company's foreign currency translation adjustments, within the Statement of Shareholders' Equity. Comprehensive income for the quarter and nine months ended
September 30, 1997 was the same as net income for the period.

During the quarter and nine months ended September 30, 1998, total comprehensive income amounted to $226,000 and $1,858,000, respectively.

Forward Looking Statements
--------------------------

Statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions, the success of the Company's strategic operating plans and the length of time necessary to integrate the Company's UK operations.

2.   ACQUISITIONS

On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation (the "BA Acquisition") for a purchase price of approximately $19.5 million (including acquisition related expenses) excluding a 747-400 landing gear rotable asset that was acquired during the second quarter of fiscal 1998 for approximately $2.9 million. The BA assets consisted of $1.9 million of inventory, $4.0 million of machinery and equipment and $13.6 million of landing gear rotable assets. Transaction expenses of $1.1 million were capitalized as part of the rotable asset value.

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

4.   INITIAL PUBLIC OFFERING

On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock ("Common Stock"). Of the 2,766,667 shares of Common Stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of Common Stock pursuant to the exercise of an over allotment option granted to the underwriters by the principal shareholder. The Company received net proceeds of approximately $18.1 million net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed in Note 2, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The balance of $1.3 million in net proceeds has been used for working capital purposes.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data for the periods indicated:


                                For the Three Months                       For the Nine Months
                                 Ended September 30,                       Ended September 30,
                            -------------------------------         --------------------------------
                                1998                 1997               1998                 1997
                             ----------           ----------        -----------          -----------
                                       (unaudited)                   (unaudited)
Landing gear repairs         $10,635,000          $4,326,000         $29,758,000         $13,715,000
Hydromechanics repairs         4,359,000           4,022,000          13,146,000          12,155,000
Spares & other                 1,500,000           1,354,000           4,629,000           4,190,000
                             ----------           ----------        -----------          -----------

Total revenue                 16,494,000           9,702,000          47,533,000          30,060,000

Gross profit                   2,821,000           2,299,000           9,757,000           6,977,000

Selling, general and
     administrative expense    1,868,000           1,324,000           5,958,000           4,118,000
                              ----------          ----------        -----------          -----------

Income from operations           953,000             975,000           3,799,000           2,859,000

Interest expense, net           (903,000)           (631,000)         (2,352,000)         (1,802,000)
                              ----------          ----------         -----------         -----------

Income before provision
     for income taxes             50,000             344,000           1,447,000           1,057,000

Provision for income taxes        18,000             127,000              23,000             392,000
                              ----------          ----------         -----------         -----------

Net income                    $   32,000          $  217,000         $ 1,424,000         $   665,000
                              ----------          ----------         -----------         -----------
                              ----------          ----------         -----------         -----------



Revenues in the third quarter increased 70.0% to $16.5 million compared with $9.7 million for the same period in 1997. Revenues increased 58.1% to $47.5 million for the nine months ended September 30, 1998 compared to $30.1 million for the same period in 1997. Internal growth from new business accounted for 19.7% of this increase in the quarter and 22.5% of the increase for the nine months ended September 30, 1998. External growth from the acquisition of British Airways' landing gear operation accounted for 50.3% of the increase in revenue in the third quarter and 35.6% of the increase for the nine months ended September 30, 1998. The British Airways' landing gear operation acquisition was completed on February 4, 1998 and was accounted for using the purchase method of accounting.

Landing gear repair services is the fastest growing segment for the
Company. Landing gear services revenue, which represented 44.5% of total revenues in the third quarter of 1997 increased 145.8% from $4.3 million in that
period to $10.6 million in the third quarter of 1998.   Landing gear repair
services revenue, which represented $13.7 million or 45.6% of total revenues for the nine months ended September 30, 1997, increased 117.0% to $29.8 million, or 62.6% of total revenues for the nine months ended September 30, 1998. The increase in landing gear services revenue was due in part to new long-term contracts with American Airlines Inc. ("American Airlines"), American Trans Air, British Airways plc ("British Airways"), United Parcel Services, British Midland Engineering Services and Canadian Airlines International Ltd. in addition to further penetration at Federal Express Corporation ("FedEx") to support their MD10 freighter conversion program and their fleet of Airbus A310 aircraft.

Gross profit increased 22.7% to $2.8 million for the quarter ended September 30, 1998 compared to $2.3 million for the same period in 1997. Gross profit increased 39.8% to $9.8 million in the nine months ended September 30, 1998 compared to $7.0 million for the same period in 1997. Gross profit as a percent of revenues in the third quarter of 1998 was 17.1% compared to 23.7% in the comparable period in 1997. The decline in gross profit margins is attributable to certain costs incurred at the new United Kingdom operation, which began operations in February 1998. Labor related issues in the UK increased costs for recruitment and training and, in order to meet customer delivery schedules, the UK subcontracted its landing gear maintenance to both third party vendors and the Company's California facility, which caused increased transatlantic freight expense and unabsorbed fixed costs. Another factor contributing to lower earnings was slippage of revenue out of the third quarter into future periods on existing long-term contracts. Although this deferral of revenue will benefit future periods, it did negatively impact third quarter margins since fixed costs were amortized over a smaller revenue base.

Selling, general and administrative expenses increased 41.1% to $1.9 million for the quarter ended September 30, 1998 compared to $1.3 million for the same period in 1997. Selling, general and administrative expenses increased 44.7% to $6.0 million for the nine months ended September 30, 1998 compared to $4.1 million for the same period in 1997. As a percent of revenues, selling, general and administrative expenses declined to 11.3% in the third quarter from 13.6% in the same period in 1997. Selling, general and administrative expense in the third quarter included a foreign exchange benefit and the reclassification of previously recorded expenses in the UK operation.

Operating income was constant at $1.0 million for the quarter ended September 30, 1998 compared to $1.0 million for the same period in 1997. Operating income increased 32.9% to $3.8 million for the nine months ended September 30, 1998 compared to $2.9 million for the same period in 1997. As a percent of revenue, operating income declined to 5.8% in the third quarter compared to 10.0% in the comparable period in 1997. As a percent of revenue, operating income declined in the nine months ended September 30, 1998 to 8.0% compared to 9.5% in the same period in 1997.

Net interest expense increased 43.1% to $903,000 for the third quarter ended September 30, 1998 compared to $631,000 for the same period in 1997. Interest expense increased 30.5% to $2.4 million for the nine months ended September 30, 1998 compared to $1.8 million for the same period in 1997. This increase is a result of increased borrowings to fund expansion of existing business and to fund the acquisition of the United Kingdom operation. As a percent of revenue, net interest expense declined to 5.5% in the third quarter of 1998 compared to 6.5% in the comparable period in 1997. Interest income was not significant for either period.

Income tax provision for the second quarter included a reversal of $514,000 for a previously recorded deferred tax valuation allowance. The effective tax rate for the nine months ended September 30, 1998, excluding this one-time tax benefit was 37.1%, unchanged from the same period in 1997. The deferred tax valuation allowance was a previously recorded allowance against the potential future benefit of net operating loss carry forwards and other deferred tax assets, net of deferred tax liabilities.

Net income for the quarter ended September 30, 1998 declined 85.3% to $32,000 compared to $217,000 for the same period in 1997. Net income for the nine months ended September 30, 1998 increased 114.1% to $1.4 million compared to $665,000 for the same period in 1997. Excluding the effect of the reversal of the previously recorded deferred tax valuation allowance, net income would have increased 36.8% to $910,000 for the nine month period ended at September 30, 1998 over the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital and funds for capital expenditures have been provided by cash generated from operations, borrowings on the Company's credit facilities, and cash generated from the sale of Common Stock.

Contemporaneously with the Initial Public Offering and the BA Acquisition, the Company entered into the Amended Loan Agreement, which increased the maximum amount of credit available to the Company from $26.5 million to $45.5 million. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA Assets. The Amended Loan Agreement provides the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility. The revolving line of credit matures in January 2001, and the term loan and capital expenditure facilities mature in January 2005. The Amended Loan Agreement is secured by a lien on all of the assets of the Company, including the BA Assets. At the Company's election, the rate of interest on each of the three facilities available under the Amended Loan Agreement is either Bank of America's reference rate or the inter-bank eurodollar rates on either, at the Company's option, the London market or the Cayman Islands market. As of September 30, 1998, there was $36.7 million outstanding under the Amended Loan Agreement. In connection with obtaining certain waivers from Bank of America (see Part II, Item 3), the Company and Bank of America agreed to increase the interest rate on the loan agreement.

On February 3, 1998, the Company completed its initial public offering of 2,600,000 shares of Common Stock and received net proceeds from the offering of $18.1 million. A portion of the net proceeds, together with proceeds from the Amended Loan Agreement was used to acquire the BA Assets. The balance of the net offering proceeds was used to pay down existing indebtedness and for working capital.

Net cash used in operating activities was $819,000 for nine months ended September 30, 1998 compared to $976,000 for the same period in 1997. Accounts receivable increased as a result of higher revenues and inventory was increased to cover production requirements related to new contracts, including contracts with British Airways, American Airlines and Airbus landing gear contracts for Federal Express.

Approximately $3.0 million is to be paid to British Airways plc during the fourth quarter of 1998 as part of the acquisition described in Note 2. to the Financial Statements which will be funded by borrowings against the revolving credit line and cash flow from operations.

The Company is in the process of negotiating a refinancing of its existing senior credit facilities to increase its lines of credit from $46.5 million to $65.0 million and anticipates completing this transaction in the fourth quarter of 1998. Proceeds from this new credit facility, if obtained, will be used to retire all existing senior and subordinated debt and complete the final acquisition payment of approximately $3.0 million to British Airways. The Company anticipates drawing $47.0 million upon closing the $65.0 million credit facility. In connection with this refinance, the Company anticipates incurring a significant non-recurring charge in the fourth quarter. The Company can not provide any assurance that the new credit facility will close or will close when anticipated. If the Company is not able to close this new line of credit it will need to seek additional financing to meet its cash requirements for the next 12 months. Based on previous discussions of alternative financing structures, the Company believes it will be able to secure financing in a timely manner.

During the next 12 months, the Company anticipates incurring significant expenses related to the relocation of the UK operation to a new facility. These expenses include costs for tenant improvements, moving expenses and construction of a plating shop. Additionally, the Company expects to make significant investments in landing gear rotable assets to support both existing and projected future business. The Company believes that cash flow generated by operations, along with the remaining availability of its current or prospective lines of credit, will continue to provide sufficient funds to meet the Company's capital and operating cash requirements for the next 12 months.

The Company entered into an agreement to lease a new facility in the UK and will begin construction on that facility in the fourth quarter of 1998. Completion and relocation is expected to occur in the second quarter of 1999.

Working capital and current ratio were $4.2 million and 1.1 for the third quarter ended September 30, 1998, respectively. Working capital increased $0.5 million from December 31, 1997. The ratio of total debt to equity improved to
1.7 for the quarter ended September 30, 1998 compared to 6.4% at December 31, 1997. This improvement is the result of the increased equity from the public offering consummated in the first quarter of 1998.

                                    RISK FACTORS

For a full discussion of the risk factors see the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's report on Form 10-Q for the period ended June 30, 1998.

FLUCTUATIONS IN RESULTS OF OPERATIONS

The Company's operating results are affected by a number of factors, including the timing of orders for the repair and overhaul of landing gear and fulfillment of such contracts, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions and other factors. Although the Company has secured several long-term agreements to service multiple aircraft, the Company receives sales under these agreements only when it actually performs a repair or overhaul. Because the average time between landing gear overhauls is seven years for an aircraft, the work orders that the Company receives and the number of repairs or overhauls that the Company performs in particular periods may vary significantly, causing the Company's quarterly sales and results of operations to fluctuate substantially. The Company is unable to predict the timing of the actual receipt of such orders and, as a result, significant variations between forecasts and actual orders will often occur. Any delays or changes, either by the Company or customer, in scheduled repairs or overhauls may cause quarterly results to be significantly impacted. In addition, the Company's need to make significant expenditures to support new aircraft in advance of generating revenues from repairing or overhauling such aircraft may cause the Company's quarterly operating results to fluctuate. Furthermore, the rescheduling of the shipment of any large order, or portion thereof, or any production difficulties or delays by the Company, could have a material adverse effect on the Company's quarterly operating results.

ESTABLISHMENT OF UNITED KINGDOM OPERATIONS

In February 1998, the Company consummated the BA Acquisition and established its operations in the United Kingdom. Before the BA Acquisition, the Company had no history or experience operating in the United Kingdom. Accordingly, establishing operations in the United Kingdom will subject the Company to all of the risks inherent in the establishment of a new business enterprise. These include, without limitation, the need to establish manufacturing, marketing and administrative capabilities, the need to integrate the Company's United Kingdom operations into the Company's existing operations, the need to implement the Company's management information systems in its new location, the need to locate and move into a new facility, unanticipated marketing problems, delays in achieving operating efficiency, new competitive pressures and expenses. There can be no assurance that the risks inherent in establishing the United Kingdom operations will not have a material adverse effect on the Company's business, financial condition and results operations.

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year
2000, which could result in miscalculation or system failures.   The Company
believes that its mainframe database and operating systems are year 2000 compliant. However, certain of the Company's software applications currently are coded using two digits rather than four to define the applicable year. The Company is systematically modifying such software applications to be coded as four digits and anticipates such modifications to be completed by March 1999. The Company plans to replace its telephone system at an estimated cost of approximately $100,000 and any other non-information technology systems by July 1999 to be year 2000 compliant. In addition, the Company is working with its external suppliers, vendors and service providers to ensure that their systems will be able to support and interact with the Company's server and network. The Company has not quantified the total costs required to become year 2000 compliant, but does not expect such costs to be material. As of September 30, 1998, the total costs incurred to address the Company's year 2000 issues have not been material. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and is currently working to create a contingency plan by July 1999 to handle any year 2000 problems.


EUROPEAN MONETARY UNIT

A single currency called the euro will be introduced in Europe on January 1, 1999. The Company does not believe the introduction of the euro will have a material effect on the Company's business, financial condition and results of operations.

                            PART II - OTHER INFORMATION

            ITEM 3.  Defaults by the Company Upon Its Senior Securities

At September 30, 1998, the Company was in default on its senior credit facilities with Bank of America NT & SA, by failing to maintain specified ratios for senior debt to EBITDA and fixed charge coverage. Senior debt to EBITDA was 4.37:1.00 at September 30, 1998, which exceeded the specified ratio of 4.00:1.00. Fixed charge coverage was 1.28:1.00, which was below the specified ratio of 1.40:1.00. Bank of America has provided a waiver to the Company with respect to these financial covenants. The Company was also in violation of its requirement to submit an audited opening balance sheet with respect to its public offering and UK acquisition. Bank of America has agreed to waive the requirement and accept in lieu thereof the unaudited pro forma condensed consolidated balance sheet attached to the Company's 1997 audited financial statements.


            ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Hawker Pacific Aerospace was duly called and held on July 29, 1998 at Hawker Pacific Aerospace, 11240 Sherman Way, Sun Valley, CA 91352.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all nominees were elected.

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Securities and Exchange Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For                  Withheld Vote
----                           ---                  -------------
Scott W. Hartman             5,521,632                 1,800
David L. Lokken              5,521,632                 1,800
Daniel Lubeck                5,521,632                 1,800
John G. Makoff               5,521,632                 1,800
Joel F. McIntyre             5,521,332                 2,100
Daniel C. Toomey, Jr.        5,521,332                 2,100
Mellon C. Baird              5,521,632                 1,800


                             ITEM 5.  Other Information

On September 30, 1998 Richard Adey resigned his position as Managing Director of Hawker Pacific Aerospace, Limited.

On October 12, 1998 Dennis Biety accepted a position as Managing Director of Hawker Pacific Aerospace, Limited and Head of European Operations for Hawker Pacific Aerospace.

                            PART II - OTHER INFORMATION

                     ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
 No.           Exhibit Description
-------        -------------------
10.6           Statement of Terms and Conditions of Employment, dated October 1,
               1998 by and between Hawker Pacific Aerospace and Philip Panzera

10.7           Statement of Terms and Conditions of Employment, dated October
               12, 1998 by and between Hawker Pacific Aerospace and Dennis Biety

27             Financial Data Schedule

-------------------


(b)  Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HAWKER PACIFIC AEROSPACE


Date:  November 11, 1998               By    /s/ David L. Lokken
                                           -------------------------------
                                             David L. Lokken
                                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  November 11, 1998                By    /s/ Brian S. Aune
                                           ---------------------------------
                                           Brian S. Aune
                                           VICE PRESIDENT AND CHIEF FINANCIAL OFFICER