Form 10-K405
period 1998-12-31
HAWKER PACIFIC AEROSPACE
filed 1999-04-15
CIK 1049625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         [ x ]   Annual Report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                                       or

          [   ]    Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

         For the transition period from ____________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 31, 1999, was approximately $11,145,000. The number of shares of common stock outstanding on March 31, 1999, was 5,822,222 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference to certain portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

Part III incorporates information by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                              TABLE  OF  CONTENTS
                                                                                   Page
                                                                                   ----
PART I
    Item 1     BUSINESS............................................................   3

    Item 2.    PROPERTIES..........................................................  15

    Item 3.    LEGAL PROCEEDINGS...................................................  15

    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.................................................  15
PART II

    Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED SHAREHOLDER mATTERS..................................  15

    Item 6.    SELECTED FINANCIAL DATA.............................................  16

    Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  18

    Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...............................................  24

    Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................  24

    Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................  24

PART III       OMITTED - (INCORPORATED BY REFERENCE TO PROXY
               STATEMENT TO BE FILED NO LATER THAN APRIL 30, 1999).................  24
PART IV

    Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K..........................................  25

FINANCIAL STATEMENTS

               INDEX TO FINANCIAL STATEMENTS.......................................  25

               REPORT OF INDEPENDENT AUDITORS......................................  28

               CONSOLIDATED BALANCE SHEETS.........................................  29

               CONSOLIDATED STATEMENTS OF OPERATIONS...............................  31

               CONSOLIDATED STATEMENT OF CHANGES IN
               SHAREHOLDERS' EQUITY................................................  32

               CONSOLIDATED STATEMENT OF CASH FLOWS................................  33

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  35

                                     PART  I

ITEM 1  -  BUSINESS

General

  Hawker Pacific Aerospace ("Hawker Pacific" or the "Company") repairs and overhauls aircraft and helicopter landing gear, hydromechanical components and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors and original equipment manufacturers ("OEMs"). The Company is a certified Federal Aviation Administration ("FAA") and Joint Airworthiness Authority ("JAA") approved repair station, and has also been granted Parts Manufacturer Approvals by the FAA.

  In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing aircraft and helicopters. The Company has long-term service contracts with many customers, including Federal Express Corporation ("Federal Express"), American Airlines, Inc. ("American Airlines"), the United States Coast Guard, and US Airways, Inc. ("US Airways").

  On February 4, 1998, the Company completed its acquisition (the "BA Acquisition") of substantially all of the assets of the landing gear repair and overhaul operations (the "BA Assets") of British Airways plc ("British Airways"). The Company believes the BA Acquisition will provide it with a base in the United Kingdom from which to significantly expand its international repair and overhaul operations, and position itself to become a global leader in its market.

  The Company believes it is well situated to benefit from the following aviation industry trends that are driving increased demand for third-party repair, overhaul and spare parts inventory management services: (i) the increase in worldwide air traffic associated with the addition of new aircraft and more frequent use of existing aircraft; (ii) the outsourcing by aircraft operators of services previously handled internally; (iii) the break-up of monopolistic aircraft maintenance consortiums; and (iv) an increase in regulatory pressure and customer emphasis on the traceability of aircraft parts and overhaul processes.

  The Company traces its origins back to a hydraulics company formed in 1958. Hawker Pacific was first incorporated in 1980 in California as a distributor of aircraft parts and certain other consumer products, and began providing aircraft repair and overhaul services in 1987. In November 1996, BTR Dunlop, Inc. sold all of the outstanding capital stock of the Company to certain of the Company's current shareholders. See "Certain Relationships and Related Transactions". Unless the context otherwise requires, all references herein to the "Company" or "Hawker Pacific" shall also include Hawker Pacific Aerospace Limited, a wholly-owned United Kingdom subsidiary formed in November 1997. The Company's principal executive offices are located at 11240 Sherman Way, Sun Valley, California 91352, and its telephone number is (818) 765-6201.

Recent Developments

  Initial Public Offering. On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock through several underwriters represented by EVEREN Securities, Inc. and The Seidler Companies Incorporated. Of the 2,766,667 shares of common stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of common stock pursuant to the exercise of an over-allotment option granted to the underwriters by the principal shareholder. The Registration Statement for the Offering (Registration No. 333-40295) was declared effective by the Securities and Exchange Commission (the "SEC") on January 29, 1998. The Company received net proceeds of approximately $18.1 million net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for the BA Assets and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The Company used the remaining net proceeds for working capital and general corporate purposes.

  Acquisition of Certain Assets of British Airways. On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation (the "BA Acquisition") for a purchase price of approximately $19.5 million (including acquisition related expenses) excluding a 747-400 landing gear rotable asset that was acquired during the second quarter of fiscal 1998 for approximately $2.9 million. The BA assets consisted of $1.9 million of inventory, $4.0 million of machinery and equipment and $13.6 million of landing gear rotable assets. As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

Market and Industry Overview

  The aviation aftermarket consists principally of the servicing and support of commercial passenger and cargo aircraft. The Company provides aftermarket landing gear repair and overhaul services and related spare parts to a variety of customers in the aviation industry. In March 1997, Dillon Read & Co., Inc. ("Dillon Read") estimated the global aviation aftermarket to be $47 billion annually and projected that it would grow to $60 billion by the year 2000.

  Increased Aviation Activity. Boeing's 1998 Current Market Outlook (the "Boeing Outlook") projects that global air travel will increase by 55% through the year 2007, with cargo traffic growth projected to increase by 69% through 2007. Average passenger seat miles flown are also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other Asian nations where only a small percentage of the population has flown to date. In order to accommodate growing demand, aircraft operators will be required to increase the size of their aircraft fleets. The Boeing Outlook projects that the global fleet of aircraft will grow from 12,300 aircraft at the end of 1997 to 17,700 aircraft in 2007, and 26,200 aircraft in 2017.

  Increases in passenger travel, air cargo services and the number of aircraft in service increase the demand for repair and overhaul services. In addition, the Federal Aviation Administration (the "FAA") requires aircraft landing gear to be overhauled every seven to ten years. As a result, the growth in the number of aircraft over the past 15 years is expected to create increased demand for landing gear repair and overhaul services, which will most likely continue as the number of new aircraft in service grows. Further, because start-up airlines generally do not invest in the infrastructure necessary to service their aircraft, such airlines outsource all or most of their repair and overhaul services.

  Outsourcing of Repair and Overhaul Services. While the overall air transportation industry has grown significantly over the past decade, commercial airlines have not experienced consistent earnings growth over the same period. As a result, many aircraft operators have recognized outsourcing as an opportunity to reduce operating costs, working capital investment and turnaround time. In March 1997, Dillon Read estimated the outsourced military and government market to be $9 billion and the third party market to be $12 billion. Outsourcing allows aircraft operators to benefit from the expertise of service providers like Hawker Pacific who have developed specialized repair techniques and achieved economies of scale unavailable to individual operators.

  Additionally, outsourcing allows aircraft operators to limit their capital investment in infrastructure and personnel by eliminating the need for the equipment, sophisticated information systems technology and inventory required to repair and overhaul landing gear and hydromechanical components. Dillon Read also estimated in March 1997 that approximately 40%, 35% and 95%, respectively, of commercial, military and general aviation functions are currently outsourced. The increasing number of long-term service contracts during 1997 and 1998 from airlines outsourcing their repair and overhaul services exemplifies this growing trend. As aircraft operators continue to become more cost and value conscious, the Company expects the trend toward outsourcing to continue.

  Break-Up of Monopolistic Aircraft Maintenance Consortiums. Until recently, European aircraft operators attempted to realize cost savings by forming repair consortiums to provide maintenance, repair and overhaul services for their aircraft. Within these repair consortiums, each member was responsible for providing the consortium's other members with maintenance, repair and overhaul services for certain specified aircraft components. Over time, these members have begun subcontracting their maintenance, repair and overhaul services to independent service providers through a competitive bidding process. The Company believes that this trend will provide it with opportunities to expand its European customer base.

  Greater Emphasis on Traceability. As a result of concerns regarding unapproved aircraft spare parts, regulatory authorities have focused on the level of documentation which must be maintained on aircraft spare parts. Accordingly, aircraft operators increasingly demand that third party service providers provide complete traceability of all parts used in the repair and overhaul process. The sophistication required to track the parts histories of an inventory consisting of thousands of aircraft spare parts is considerable. For example, overhaul of a 747 aircraft shipset requires the handling and tracking of over 2,500 parts. This has required companies to invest heavily in information systems technology. The

Company has developed and maintains a proprietary management information system that enables it to comply with its customer's contract specifications and enables its customers to comply with governmental regulations concerning traceability of spare parts. The Company's proprietary system is well-regarded in the industry, and the Company considers it to be a competitive advantage.

Company Operations

  Repair and Overhaul. The primary reasons for removing landing gear or hydromechanical components from an aircraft for servicing are: (i) the number of takeoffs and landings, or years since a landing gear's last overhaul, has reached the `time between overhaul' limit, or (ii) the landing gear or hydromechanical component has been damaged or is not performing optimally. The cost of servicing landing gear or hydromechanical components that have been removed varies depending upon the age and type of aircraft and the extent of repairs required.

  Each landing gear overhaul can involve numerous separate parts and work orders. For example, the Boeing 737 nose landing gear calls for over 290 parts and related work orders while the Boeing 747-200 nose gear calls for over 650 parts and related work orders. Generally, the Company performs these overhauls in approximately four to eight weeks. Hydromechanical component overhauls can involve 200 or more parts and over 25 separate work orders and are generally performed in approximately two to four weeks. In order to achieve this throughput, the Company must perform many parallel processes and integrate numerous components just before final assembly. Completing this complex overhaul work within the time constraints set by aircraft operators has led the Company to develop a highly managed systems-driven process, which is facilitated by its highly specialized management information system. See "Management Information Systems and Quality Assurance" below. The stages of the overhaul process include the following:

  Disassembly, Cleaning and Inspection. Upon receiving a landing gear shipset or a hydromechanical component, the Company's technicians disassemble the unit, a process which requires special tooling and expertise. Each part is completely cleaned to allow for comprehensive inspection, testing and evaluation of part size, structural integrity and material tolerances.

  The Company uses a detailed checklist and reporting procedure to create a work order which documents the state of each part inspected, and indicates the extent of repair or overhaul to be performed. Technicians tag all parts which need to be replaced or reworked and electronically prepare bills of material and requisitions to the Company's parts and production departments for inventory and scheduling purposes. An internal sales order is created concurrently with the work order for shipping, pricing, billing and delivery purposes. The Company utilizes its management information system throughout this process to reduce the amount of detailed inspection time required.

  The disassembly and inspection process enables the Company to obtain detailed information concerning which parts can be reused or repaired and which must be replaced, as well as the approximate amount of labor needed to complete the job. The Company's computer system identifies and tracks the parts and associated work orders from each landing gear or hydromechanical component throughout the overhaul process in order to maintain the integrity of the landing gear or hydromechanical component being serviced. Shop travelers provide a complete, detailed listing of all repair and overhaul work steps and processes. Once a landing gear is disassembled, the individual parts are washed, visually inspected for obvious damage and permanently identified using the internal work order number assigned to that delivery order. Major and minor parts are then processed for engineering evaluation and disposition of required repair work steps.

  Parts Rework, Replacement and Reassembly. The next phase of an overhaul involves reworking existing parts to specifications set by the Company's customers. This entails a combination of machining, plating, heat treatment, metal reshaping, surface finishing and restoration of organic finish. At this phase, each part is accompanied by the customized bar-coded traveler which facilitates the computerized prioritization and tracking of a part through the rework phase. Tight control is maintained over scheduling for each part, enabling the Company to remain within its required turnaround time. The Company performs the majority of the repair and overhaul procedures in its facilities using proprietary or specialized repair techniques. In addition, the Company utilizes in-house manufacturing capabilities to fabricate certain parts used in the overhaul process that are otherwise difficult to obtain. If a part cannot be reclaimed, the Company may install either a new part or a previously-reworked part from inventory. The Company maintains an inventory of serviceable parts that it has reworked for this purpose. Overhauling parts or using serviceable parts from inventory in lieu of new parts generally lowers customer costs and increases the Company's margins in comparison to an overhaul that consists of exclusively new spare parts. In addition, these manufacturing and service capabilities are integral to the Company's competitive position because they enable the Company to maintain or increase the quality of work performed and reduce cost and turnaround time relative to its competitors.

  Inspection and Shipping. After completing the rework phase of the overhaul/repair process, each part is delivered to the assembly area where the end unit is assembled, tested and final inspection is completed. Once the end unit assembly has been accepted through final inspection it is moved to shipping, where it is packaged and prepared for dispatch.

  Pricing. The Company offers its customers different pricing arrangements for its repair and overhaul services. Pricing generally depends on the volume and complexity of the work performed, the kind and number of new or remanufactured spare parts used in the repair or overhaul, and the required turnaround time. For many of its customers, the Company exchanges a previously overhauled shipset from its inventory for an as-removed shipset from the customer's aircraft. The Company charges the customer a fixed overhaul fee, and upon completing the overhaul of the as-removed shipset, the Company charges the customer an additional fee for spare parts or extra services required to overhaul the landing gear to the customer's specifications. The Company typically bills a substantial portion of the repair and overhaul fee to the customer up-front upon receiving its as-removed shipset and generally receives payment for this portion of the overhaul fee before completing the overhaul.

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

Customers

  Commercial. The Company serves a broad base of domestic and international customers in the aviation industry. The Company's customers include British Airways, Federal Express, American Airlines, Air France, EVA Airways, US Airways, Continental Airlines and many other national and regional passenger and cargo airlines. Approximately 80% of the Company's landing gear business is derived from long-term contracts, generally of five to seven years in duration, representing one overhaul cycle for a customer's fleet. The Company believes that the long-term relationships it has developed with many of its customers provide the Company with a stable and ongoing base of business, as well as a source of new business opportunities.

  Government Contracts. 1998 and 1997 sales to the United States government and its agencies represented approximately 4.2% and 6.5%, respectively, of consolidated revenue. The Company's largest government customer has been the United States Coast Guard ("USCG"). The Company has an agreement with the USCG to provide repair and overhaul services and spare parts on an as-needed, fixed price basis for Dauphin II helicopters. The agreement is for a one-year term which the USCG may renew for additional one-year terms through the year 2000. Because government sales are subject to competitive bidding and government funding, there can be no assurance that such sales will continue at previous levels. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

  Material Customers. Customers which have accounted for more than 10% of sales during the last three years are: (i) in 1998, British Airways (22.3%) and Federal Express (17.5%); (ii) in 1997, Federal Express (19.3%); and (iii) in 1996, Federal Express (18.4%) and the USCG (11.2%).

Management Information System And Quality Assurance

  The Company utilizes its management information system to shorten turnaround times for customer orders, increase output, improve inventory management and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The system consists of an automated inspection and routing system, a material resources planning module, a bar-coded shop floor control module, an inventory control and parts tracing module, a tooling calibration module and a general accounting module.

  The system enables the Company to shorten lead times, increase output and improve inventory management by allowing the Company to manage and control the process of detailed parts inspection, materials requisitioning and work order scheduling and release. The system's database contains much of the information required to perform landing gear inspection activities, including illustrated parts catalogues, parts specifications and other technical data. This has largely eliminated the need to update parts catalogues manually and allows an inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access inventory to check on the availability of needed parts, (iii) requisition needed parts from inventory, and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed inspection time required in the overhaul process.

  Using the system, all materials utilized and labor performed in connection with a work order are recorded using bar code scanners located throughout the Company's facility. Work order travelers are generated upon commencement of a repair or overhaul and accompany the separate parts of each landing gear or hydromechanical component throughout the overhaul process. After each stage of the process is completed, the employee who performed the work uses the bar code system to record the date of completion, his or her employee identification number, critical dimensions and the quantity processed, accepted or rejected.

  For each repair or overhaul that it performs, the Company records: (i) all essential operations and tests conducted; (ii) inspection data on all components repaired, overhauled or exchanged for new components; and (iii) the sources of all materials issued during the course of the work. This function allows the Company to provide more accurate cost and timing estimates to customers, facilitates faster and more accurate preparation of customer invoices and forms the basis of the Company's comprehensive quality assurance program. In addition, shoploading and material requisition personnel receive more accurate planning data. Using the system, management can (i) plan for material requirements in advance so that required materials for a specific unit are on hand in time to facilitate on-time delivery, and (ii) optimize daily manpower and materials utilization based upon sales forecasts and actual orders.

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

  The Company invests significant material and resources to design and construct tooling and fixtures to support its current product line and improve the efficiency of the repair and overhaul process. Manufacturer-designed tooling is typically limited to specialized tools to aid in the disassembly, assembly and testing of landing gear components, such as spanner wrenches and seal installation tools. From time to time, the Company's employees may develop modifications to existing tooling or ideas for new tooling and fixtures in order to accomplish a specific machining or testing operation or to improve the performance of the overhaul process. Tooling and fixtures used in machining and plating operations are conceived, designed and fabricated in-house by the technical personnel involved in the Company's daily operations to improve the labor efficiency of a process and reduce the cost of performing a repetitive process. The Company believes that its ability to design and fabricate tooling used in its operations allows it to maximize efficiencies and enables its customers to realize cost savings and improved turnaround time.

Suppliers And Procurement Practices

  The primary sources of parts and components for the Company's overhaul operations and parts distribution business are domestic and foreign airlines, OEMs and aircraft leasing companies. The supply of parts and components for the Company's aftermarket sales is affected by the availability of excess inventories that typically become available for purchase as a result of new aircraft purchases by commercial airlines. These new aircraft purchases reduce the airline's need for spares supporting the aircraft that have been replaced. Aftermarket supply is also affected by the availability of new parts from OEMs and the availability of older, surplus aircraft that can be purchased for the value of the major parts and components.

  Although the Company does not have fixed agreements with the majority of its suppliers, it has frequently been able to obtain price discounts from suppliers because of the volume and regularity of its purchases. The Company has ten-year agreements with Dunlop Limited, Aviation Division and Dunlop Equipment Division (collectively, "Dunlop") that enable it to purchase Dunlop parts at a discount from list price for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. Dunlop has been the largest single supplier of materials to the Company in 1997 and 1998.

  The Company also has agreements with Messier-Bugatti, SAMM and Eurocopter France that enable the Company to purchase new aircraft parts at discounts from list price. Although the Company does not have agreements with many of its suppliers, and competes with other parts distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory.

  The Company has developed procurement practices to ensure that all supplies received conform to contract specifications. For cost, quality control and efficiency reasons, the Company generally purchases supplies only from vendors with whom the Company has an on-going relationship and/or whom the Company's customers have previously approved. The Company has qualified second sources or has identified alternate sources for all of its supplies. The Company chooses its vendors primarily on the quality of the parts supplied and the vendor's record for on-time performance. The Company regularly evaluates and audits the performance of its approved vendors. Repeated failure to comply with the Company's quality and delivery requirements may cause the Company to remove a vendor from its approved vendor list.

Sales And Marketing

  The Company's sales and marketing strategy targets commercial and government customers with large fleets of aircraft that require regular repair and overhaul of landing gear parts and components. In recent years, the Company has significantly expanded its direct sales efforts, with the dual goals of increasing sales from the Company's existing customer base as well as attracting new customers. In particular, the Company focuses its sales efforts on encouraging its existing and prospective customers to enter into long-term agreements with the Company for the repair and overhaul of landing gear on all aircraft within a fleet, or alternatively, to engage the Company to perform repair and overhaul services on several aircraft at one time. In its sales and marketing efforts, the Company emphasizes its competitive strengths, including its superior quality of service, competitive pricing, rapid turnaround time and extensive industry experience.

  The Company markets and sells its products and services worldwide both directly through an in-house sales staff and indirectly through a network of independent sales representatives. Air Resources, Inc., an aviation sales representative agency ("Air Resources"), markets and sells the Company's products and services to a number of domestic airlines in return for a commission on sales made through Air Resources' efforts. The Company's domestic sales are conducted primarily by Air Resources, which focuses its efforts on major domestic commercial carriers, as well as the Company's in-house sales force.

  The Company conducts its international sales and marketing through a number of independent agencies based worldwide in such countries as France, Sweden, Mexico and India. Additionally, senior management plays an active role in marketing the Company's product lines. The Company's president and chief executive officer, Dave Lokken, oversees all sales activities. Brian Carr, managing director of Sun Valley operations, supervises landing gear sales, and Michael Riley, vice president of the hydromechanical business unit, supervises hydromechanical component sales. The Company's sales staff works closely with engineering and customer support personnel to provide cost effective solutions to maintaining landing gear and hydromechanical systems, stressing the Company's repair and overhaul engineering expertise, turnaround times and component overhauling capabilities.

  In addition, the Company actively participates in many of the major aviation industry gatherings and air shows and hosts groups of aircraft operators at technical and other meetings. In certain instances, the Company bids on government contracts through its government contracts department, which coordinates with the Company's sales and marketing team.

Growth Strategy

  Pursue Additional International Growth Opportunities. The Company believes that the international aviation aftermarket presents the greatest potential for substantial growth. With the large air transport repair and overhaul operations that it has established through the recent BA Acquisition, and the hydromechanical repair and overhaul services that it performs from its Netherlands facility, the Company believes it will be able to provide customers with a full range of repair and overhaul services in Europe. In addition, the Company believes that the break-up of aircraft maintenance consortiums will create opportunities for the Company to expand its European, Middle Eastern and Asian customer bases. With facilities located in the United Kingdom and California, the Company believes that it is geographically positioned to pursue additional growth opportunities in both the European and Asian aviation aftermarkets.

  Focus on Long-Term Service Agreements. Through increased sales and marketing efforts, the Company is actively seeking to enter into long-term service agreements with its existing and potential customers to provide its services for all of their respective aircraft. A recent example of the Company's success in this area includes the Company's five-year service agreement with EVA Airways, based in Taiwan, Republic of China. The Company had previously entered into a contract to provide overhaul services for all of EVA's B767 aircraft. Based on the Company's performance in servicing this fleet, EVA recently awarded the Company another contract for its entire fleet of B747-400's. The Company believes that long-term service agreements provide it with a more predictable and consistent flow of business. Approximately 80% of the Company's landing gear business, and approximately 64% of the Company's consolidated revenue, are currently derived from long-term service contracts.

  Expand Existing Operations. Hawker Pacific seeks to increase sales and operating income by marketing its landing gear repair and overhaul services to new and existing customers, and by expanding its hydromechanical component product lines. The Boeing Outlook projects that the global fleet of aircraft will grow from 12,300 aircraft at the end of 1997 to 17,700 aircraft in 2007, and 26,200 aircraft in 2017. The Company plans to expand its landing gear repair and overhaul operations to capitalize on this growth trend. Because the Company believes that improved profit margins in fixed wing operations are primarily a function of increased volume, it plans to expand its capacity to perform fixed wing landing gear repair and overhaul services. The Company also intends to expand its hydromechanical component service offerings. The Company recently began to offer repair and overhaul of constant speed drive-integrated drive generators.

  Accelerate Growth through Acquisition. At such times as its financial condition and resources permit, the Company will pursue strategically located companies with technology, equipment and inventory that complement or expand the Company's existing operations and that may enable it to expand into new geographic or product markets. In particular, the Company seeks to acquire companies that will enable it to expand its international operations or horizontally increase its product offerings within the aviation repair and maintenance industry.

Competition

  Numerous companies compete with Hawker Pacific in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service arms of OEMs, the maintenance departments or divisions of large air carriers (some of which also offer maintenance services to third parties) and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation ("AAR"), Revima, a company organized and operating under the laws of France, and Dowty Aerospace Aviation Services. The Company's major competitors in its hydromechanical components business include AAR and OEMs such as Sunstrand, Aeroquip Vickers, Inc., Parker-Hannifin Corporation, Messier-Bugatti and Lucas.

Government Regulation

  The Company is highly regulated worldwide by the FAA, the JAA (a consortium of European regulatory authorities), and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company's Netherlands' operations, and the Civil Aviation Authority, which regulates the Company's United Kingdom operations. These regulatory authorities require all aircraft to be maintained under continuous condition monitoring programs and periodically to undergo thorough inspection. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before installation on an aircraft.

  The Company is a certified FAA and JAA approved repair station, and has been granted Parts Manufacturer Approvals by the FAA Manufacturing Inspectors District Office. In addition, the Company's operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers.

Environmental Matters and Proceedings

  The Company's operations are subject to extensive and frequently changing federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA"), the California Environmental Protection Agency, and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to obtain and maintain permits in connection with its operations. See "Risk Factors-- Environmental Regulations".

  Environmental Proceedings. In October 1993, the United States of America and the State of California each filed lawsuits in the United States District Court for the Central District of California, against the Company and the owners (the "Owners") of one of the Company's facilities (the "Site"). The lawsuits (the "SFVB Actions") alleged that the groundwater in the San Fernando Valley Basin ("SFVB") had been contaminated with volatile organic compounds and other hazardous substances released from the Site, requiring costly investigation, evaluation and remediation efforts for which the Company and the Owners were liable. In February and June 1997, the Company entered into settlements with the United States of America and State of California pursuant to which the Company paid the EPA $382,500 and the State of California $40,950, respectively. The Company believes that it will not be liable to the United States government or the State of California for any future costs related to this matter, and the California Regional Water Quality Control Board recently notified the Company of its conclusion that soil contamination at the Site does not represent a significant threat to groundwater quality. BTR Dunlop, Inc., the former owner of the Company ("BTR"), has agreed to indemnify the Company against any future amounts for which the Company may be responsible in connection with the SFVB Actions. See "Certain Transactions--Acquisition of the Company from BTR."

  From August 1997 through December 1998, several lawsuits were filed by various individuals against Lockheed Martin Corporation and various other parties, including the Company, in the Los Angeles Superior Court pleading various causes of action in connection with certain alleged injuries caused by toxic and carcinogenic chemicals allegedly released by the defendants in the Burbank and Glendale areas of Los Angeles County, California. The individual plaintiffs seek unspecified compensatory and punitive damages. The Company does not believe that it caused the release of toxic and carcinogenic chemicals alleged in the complaints and believes that it is entitled to indemnification from BTR in the event it is held responsible for any damages in these lawsuits. The Company recently reached agreement to settle all liability associated with said lawsuits for a nominal payment. The settlement documents are in the process of being finalized.

Employees and Employee Training

  As of March 31, 1999, the Company had 453 full-time employees, of whom 284 are employed at the Company's Sun Valley headquarters and repair facility, 156 are employed with the Company's United Kingdom subsidiary, and 13 are employed at the Company's repair facility in the Netherlands. In the United Kingdom, 83 former British Airways employees, representing 18% of the Company's work force, are covered by a collective bargaining agreement.

  Each of the Company's technical employees receives specific training in the individual repair and overhaul functions that he or she performs, in addition to comprehensive general training in total quality management procedures, statistical process control and material resource planning. The Company also regularly conducts in-house training programs, which the Company's management designs using standard industry practice manuals. In-house training is provided for the

Company's technical and engineering employees on a number of subjects, including materials handling, corrosion prevention and control, surface tension etch inspection and shot peening.

Risk Factors
  SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION ENTITLED "RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT, PERSONS WHO MAY OWN OR INTEND TO OWN SECURITIES OF THE COMPANY SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

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

Risks Relating to Acquisition Strategy;  Establishment of United Kingdom
Operations
  The Company may attempt to grow by acquiring service and parts providers whose operations or inventories complement or expand the Company's existing repair and overhaul businesses, or whose strategic locations enable the Company to expand into new geographic markets. The Company's ability to grow by acquisition depends upon, and may be limited by, the availability of suitable acquisition candidates and the Company's capital resources. See "Liquidity and Capital Resources" in Item 1.

  Acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the amortization of acquired intangible assets and the loss of key employees of acquired companies. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails or is unable to discover, and for which the Company as a successor owner or operator may be liable. In addition, costs and charges, including legal and accounting fees and reserves and write-downs relating to an acquisition, may be incurred by the Company or may be reported in connection with any such acquisition. The Company evaluates acquisition opportunities from time to time, but the Company has not entered into any commitments or binding agreements to date, except with respect to the BA Acquisition. There can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms, or at all, or that it will be successful in integrating any such acquisitions, including the BA Acquisition, into its operations. The Company had no history or experience operating in the United Kingdom prior to the BA acquisition. The likelihood of the success of the Company's United Kingdom operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business. These include, without limitation, the need to establish operating, marketing and administrative capabilities, the need to implement the Company's management information system in its new location, the need to locate and move into a new facility, unanticipated marketing problems, new competitive pressures, and increased expenses.

Risks Associated With Expansion Of International Operations
  The Company's growth strategy is based in large part on the Company's ability to expand its international operations, which will require significant management attention and financial resources. The Company currently has a subsidiary in the United Kingdom and a division in the Netherlands. There can be no assurance that the Company's efforts to expand operations internationally will be successful. In addition, international operations are subject to a number of risks, including longer accounts receivable collection periods and greater difficulty in accounts receivable collections, unexpected changes in regulatory requirements, foreign currency fluctuations, import and export restrictions and tariffs, difficulties and costs of staffing and managing foreign operations, potentially adverse tax consequences, political instability, the burdens of complying with multiple, potentially conflicting laws and the impact of business cycles and economic instability outside the United States.

  The Company's sales are principally denominated in United States dollars and British pounds, and to a lesser extent in Dutch guilders. The Company makes substantial inventory purchases in French francs from such suppliers as Messier-Bugatti, Societe D'Applications Des Machines Motrices and Eurocopter France. The Company's Netherlands facility's inventory purchases are primarily United States dollar denominated, while sales and operating expenses are partially denominated in Dutch guilders. To date, the Company's business has not been significantly affected by currency fluctuations or inflation. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in sales in that country.

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

Government Regulation
  The Company's operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers. If material authorizations or approvals are revoked or suspended, the Company's operations will be materially and adversely affected. As the Company attempts to commence operations in countries in which it has not previously operated, it will need to obtain new certifications and approvals. In addition, if new and more stringent regulations are adopted by foreign or domestic regulatory agencies, or oversight of the aviation industry is increased in the future, the Company's business may be adversely affected.

Dependence On Key Suppliers
  The Company purchases landing gear spare parts and components for a variety of fixed wing aircraft and helicopters. The Company has separate 10-year agreements that each expire in October 2006 with: (i) Dunlop Limited, Aviation Division;
(ii) Dunlop Limited, Precision Rubber; and (iii) Dunlop Equipment Division. Under two of these agreements, the Company purchases discounted parts for resale and repair from Dunlop. For the years ended December 31, 1998 and 1997, Dunlop accounted for approximately $4,513,000 and $4,301,000, respectively, of the spare parts and components that the Company purchased in such periods. Failure by any one of these divisions of Dunlop to renew its agreement on similar terms when it expires could have a material adverse affect on the Company's business. The Company's single largest supplier during 1998 was Boeing, who provided the Company $13,000,000 of spares parts and components.

  In addition, the Company has agreements with Messier-Bugatti, SAMM and Eurocopter France that enable the Company to purchase new aircraft parts at discounts from list price. Many of the Company's supplier agreements, other than its agreements with Dunlop, are short-term and can be terminated by the supplier upon providing ninety days prior written notice. A decision by any of these suppliers to terminate their agreements would reduce the competitive advantage the Company derives therefrom.

Customer Concentration
  British Airways, Federal Express and the USCG have been the only customers accounting for more than 10% of sales during the last three years. For additional detail please see "Business--Material Customers".

Concentration of Credit Risk
  At December 31, 1998, 25.7% and 19.4% of the Company's total accounts receivable were associated with British Airways and Federal Express, respectively. At December 31, 1997, 18.9% and 6.1% of the Company's total accounts receivable were associated with Federal Express and British Airways, respectively. At December 31, 1996, 7.4% and 9.3% of the Company's total accounts receivable were associated with Federal Express and the USCG, respectively.

  Write-offs against accounts receivable have been one-twentieth of one percent in 1998, and two-tenths of one percent in 1997. The Company can not provide any assurance that such favorable bad debt experience will continue.

Environmental Regulations
  The Company's operations are subject to extensive and frequently changing federal, state and local environmental laws and substantial related regulation by government agencies, including the EPA, the California Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company's employees and require the Company to obtain and maintain permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company and, as a result, substantially affects its operational costs. In addition, the Company may become liable for the cost of removal or remediation of certain hazardous substances released on or in its facilities without regard to whether the Company knew of, or caused, the release of such substances. The Company believes that it currently is in material compliance with applicable laws and regulations and is not aware of any material environmental problem at any of its current or former facilities. There can be no assurance, however, that its prior activities did not create a material problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulation, or an increase in the amount of hazardous substances generated by the Company's operations) will not result in material environmental liability to the Company and materially and adversely affect the Company's financial condition and results of operations. The Company's plating operations, which use a number of hazardous materials and generate a significant volume of hazardous waste, increase the Company's regulatory compliance burden and compound the risk that the Company may encounter a material environmental problem in the future. Furthermore, compliance with laws and regulations in foreign countries in which the Company locates its operations may cause future increases in the Company's operating costs or otherwise adversely affect the Company's results of operations or financial condition. See also "Business-- Environmental Matters and Proceedings".

Product Liability Risks
  The Company's business exposes it to possible claims for personal injury, death or property damage which may result from the failure or malfunction of landing gears, hydromechanical components or aircraft spare parts repaired or overhauled by the Company. Many factors beyond the Company's control could lead to liability claims, including the failure of the aircraft on which landing gear or hydromechanical components overhauled by the Company is installed, the reliability of the customer's operators of the aircraft and the maintenance of the aircraft by the customer. The Company currently has in force aviation products liability and premises insurance, which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. The Company has not experienced any material product liability claims related to its products. There can be no assurance that the amount of product liability insurance that the Company carries at the time a product liability claim is be made will be sufficient to protect the Company.

Dependence On Key Personnel
  The continued success of the Company depends to a large degree upon the services of certain of its executive officers and upon the Company's ability to attract and retain qualified managerial and technical personnel experienced in the various operations of the Company's business. Loss of the services of such employees, particularly David Lokken, President and Chief Executive Officer; Philip Panzera, Vice President and Chief Financial Officer; Dennis Biety, Managing Director of Hawker Pacific Aerospace Ltd.; Brian Carr, Managing Director of Sun Valley Operations; or Michael Riley, Vice President-Hydromechanical Operations, could adversely affect the operations of the Company.

  The Company has entered into employment agreements expiring in 2001 with Messrs. Lokken and Panzera, and 2003 with Mr. Biety. Messrs. Carr and Riley have employment agreements with the Company which expire on October 31, 1999.

Risk Associated with Facilities  Reorganization
  The Company's UK subsidiary will relocate to a new facility in mid-1999. See "Item 2--Properties". This relocation has been planned for over one year, and the Company believes it has an effective strategy to move the facility with a minimum of disruption. The UK operation does, however, have a large amount of heavy machinery and equipment. Moving these items could present unforeseen problems. It is also difficult to predict to what extent the Company's principal operations will be affected by the move. Deliveries to key customers might be missed, with any delays causing additional fees to the subsidiary or potentially the loss of the customer.

  There is also the risk that machinery or equipment may be lost, damaged or stolen during the relocation. The Company has theft, casualty and business interruption insurance, but no assurance can be given that the proceeds from such insurance will be sufficient to reimburse the Company for any damages it may suffer.

  The Company is in the process of expanding its plating operations at its Sun Valley facility. This expansion is not expected to be completed until sometime in 2000. The plating shop of the UK operation is not scheduled to move to the new facility until sometime in early 2000. Any failure or delay in the expansion or relocation of these plating operations could impair the Company's ability to service its customers.

Control By Existing Shareholders And Anti-Takeover Provisions
  As of March 26, 1999, the five shareholders (the "Unique Shareholders") of Unique Investment Corporation ("Unique") beneficially owned in the aggregate approximately 40.4% of the Company's outstanding common stock, and by virtue of such ownership, have effective control over all matters requiring a vote of shareholders, including the election of a majority of directors. See "Security Ownership of Certain Beneficial Owners and Management".

  On March 25, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of its common stock, payable to shareholders of record as of that date. The Rights attached to the Company's common stock and will be traded separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of the Company's common stock. Each Right will entitle the holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $15. The Rights are designed to insure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against partial tender offers, squeeze-outs, open market accumulations and other abusive tactics to gain control of the Company without paying all shareholders a control premium. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. For additional information, please refer to Note 14-- Subsequent Events to the Consolidated Financial Statements.

Stock Price Volatility
  In recent years, the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly for many small capitalization companies. The Company's common stock is also thinly traded, which frequently causes relatively small trades to have a disproportionate effect on the Company's market price.

ITEM 2.   PROPERTIES

  The Company's principal executive offices and production facilities are located in Sun Valley, California, near the Burbank Airport in Los Angeles. The Company occupies the premises, comprising approximately 193,000 square feet and nine buildings, pursuant to various long-term leases that expire on dates ranging between 2004 and 2010.

  Hawker Pacific Aerospace Ltd. operates the Company's second major repair facility. This operation is currently located in a British Airways building on Heathrow Airport in London. Pursuant to the BA acquisition agreement, the UK subsidiary must relocate from this 125,000 square foot facility during 1999. The Company intends to move the operation to a new 140,000 square foot facility in Hayes, about four miles from Heathrow. The relocation will take place from May 1999 to July 1999. The relocation will increase the subsidiary's capacity and capability, and is expected to significantly improve the Company's ability to serve current and future European customers, and compete effectively for new business.

  During 1998 the Company's Holland operation relocated to a 11,700 square foot facility near Schiphol Airport in Amsterdam. The lease for the facility expires in 2008.



ITEM 3.   LEGAL PROCEEDINGS

  From August 1997 through December 1998, several lawsuits were filed by various individuals against Lockheed Martin Corporation and various other parties, including the Company, in the Los Angeles Superior Court pleading various causes of action in connection with certain alleged injuries caused by toxic and carcinogenic chemicals allegedly released by the defendants in the Burbank and Glendale area of Los Angeles County, California. The individual plaintiffs seek unspecified compensatory and punitive damages. The Company does not believe that it caused the release of toxic and carcinogenic chemicals alleged in the complaints and believes that it is entitled to indemnification from BTR in the event the Company is held responsible for any damages in these lawsuits. The Company recently reached agreement to settle all liability associated with said lawsuits for a nominal payment. The settlement documents are in the process of being finalized. See also "Business--Environmental Matters and Proceedings".

  The Company is sued from time to time in the ordinary course of business. At the present time, there are no material legal proceedings against the Company, its subsidiary, or any officer, director, affiliate or five percent shareholder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock is quoted on the NASDAQ National Market under the symbol "HPAC". The following table sets forth the high and low sale prices as reported by NASDAQ from January 29, 1998, the date public trading of the Company's common stock commenced. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                     Sale Price
                                                  ---------------
                                                  Low        High
                                                  ---        ----
                     1998
                       From January 29, 1998      $8.00     $11.25
                       2nd Quarter                10.00      14.125
                       3rd Quarter                1.875      13.50
                       4th Quarter               2.5625      4.875
                     1999
                       1st Quarter                  2.50     5.25

  As of March 31, 1999, the Company's common stock was held by 29 shareholders of record, and owned beneficially by an estimated 1,371 shareholders.

  The Company has not paid cash dividends on its common stock since its inception and has no plans to pay dividends on its common stock in the foreseeable future. The Company's current bank credit facility prohibits the payment of dividends. The Company intends to reinvest future earnings, if any, in the development and expansion of its business.

  Included in the totals of options granted and options cancelled were 144,207 options that were repriced from $8.00 to $3.56. These options included all 115,365 options granted to senior management in November 1997, and 28,842 options granted to senior management under the 1997 Plan. These newly issued options were repriced to be consistent with options granted to certain members of middle management in October 1998, and were issued pursuant to exemptions available under Section 3(9) of the Securities Act of 1933, as amended.. The strike price for these options was established at the $3.56 closing price of the Company's common stock on the date issued.

ITEM 6.   SELECTED FINANCIAL DATA

  The following table sets forth for the periods and the dates indicated certain financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report. For the years ended December 31, 1994, 1995 and the ten months ended October 31, 1996, the Company was a wholly owned subsidiary of BTR Dunlop Holdings, Inc., and financial data related to those periods is presented under columns marked "Predecessor". Effective November 1, 1996, the Company was acquired by the Unique Shareholders and the Company's then current executive officers. All financial data subsequent to October 31, 1996, is presented below under columns marked "Successor".

  The balance sheet data as of December 31, 1995, 1996, 1997 and 1998, and the statement of operations data for the fiscal year ended December 31, 1995, the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, are derived from the financial statements of the Company which have been audited by Ernest & Young LLP, independent accountants.

  The balance sheet and statement of operations data as of December 31, 1994, are derived from unaudited financial statements. The pro forma statement of operations data for the year ended December 31, 1996, is derived from unaudited pro forma adjustments which were made to estimate the results of operations for fiscal year 1996 as if the purchase had occurred on January 1, 1996. For additional detail on these pro forma adjustments, please refer to the "Organization and Basis of Presentation" in Note 1 to the Consolidated Financial Statements. The unaudited financial statements have been prepared by the Company on a basis consistent with the Company's audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's results of operations for the period.

                                                      Successor                                     Predecessor
                                ---------------------------------------------------   -------------------------------------
                                         Year Ended December 31,         Two Months     Ten Months       Year ended
                                -----------------------------------        Ended           Ended         December 31,
                                                         (pro forma)     December 31,               -----------------------
(In thousands, except per share data)  1998       1997       1996           1996           1996         1995        1994
------------------------------------   ----       ----       ----           ----           ----         ----        ----
Revenue                               $65,151    $41,042   $39,004        $ 6,705       $32,299       $35,012      $31,743
Net income (loss)                      (2,198)       788    (1,523)           469        (1,606)          265        1,050
Net income (loss) per share             (0.39)      0.25     (0.48)          0.15            --            --           --
Total assets                           87,237     40,898    35,178             --            --        35,455       25,865
Total long-term debt
  (excluding current portion)           2,500     17,700    19,150             --            --        27,310       21,404

  On February 4, 1998, the Company acquired the British Airways repair and overhaul operation in the United Kingdom. See "Organization and Basis of Presentation" in Note 1 to the Consolidated Financial Statements.

  Income tax expenses for the two months ended December 31, 1996, and the year ended December 31, 1997, include provisions of $382,000 and $467,000, respectively, primarily due to changes in deferred tax assets. No tax was actually payable for such provisions. See Note 4 to the Consolidated Financial Statements.

  Restructuring charges of $1,196,000 are included during the ten months ended October 31, 1996, and the pro forma year ended December 31, 1996, related to costs incurred to shut down discontinued operations of Dunlop Miami. See Note 10 to the Consolidated Financial Statements.

  Included in selling, general and administrative expenses for the ten months ended October 31, 1996, and the pro forma year ended December 31, 1996, are expenditures related to an EPA Claim of approximately $947,000. For the years ended December 31, 1993 and 1994, selling, general and administrative expenses included $122,000 and $410,000, respectively, for expenditures related to the EPA Claim. No such costs were incurred during the two months ended December 31, 1996, or the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

  Fiscal 1995 includes a non-recurring charge to cost of revenues of $927,000 for disposal of inventory related to the Dunlop Merger which had operations in Chatsworth, CA and Miami, FL. Fiscal 1995 also includes a net gain of approximately $300,000 included in selling, general and administrative expenses, which represents an operating expense of $700,000 offset by an insurance reimbursement of $1,000,000 related to the EPA Claim for which the Company has been fully indemnified by BTR. The estimated total net cost of the EPA Claim recorded in fiscal 1995 was based on the information available at that time. See "Environmental Matters and Proceedings" in Note 1.

  Effective January 1, 1994, certain assets, liabilities and operations of Dunlop Aviation were merged into the Company. The merger was treated similarly to a pooling of interest for accounting purposes and accordingly, the financial data as of and for the year ended December 31, 1993 includes those assets, liabilities and operations as if the merger occurred on January 1, 1993. Included in selling, general and administrative expenses for the year ended December 31, 1994, are approximately $501,000 of merger related expenses.

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

Results Of Operations

  The following table sets forth certain statement of operations data for the periods indicated. Fiscal year 1996 represents an unaudited pro forma combination of the Successor and Predecessor

                                                   1998                 1997                1996
                                                   -----                -----               -----
            (Dollars in thousands)               $         %         $         %          $         %
     Revenue                                 $ 65,151    100.0%   $41,042    100.0%   $ 39,004    100.0%
     Cost of revenue                           55,059     84.5%    31,430     76.6%     31,799     81.5%
                                             --------    -----    -------    -----    --------    -----
     Gross margin                              10,092     15.5%     9,612     23.4%      7,205     18.5%

     Selling general and administrative
        expense                                 9,764     15.0%     5,897     14.4%      6,161     15.8%
     Restructuring charges                         --       --         --       --       1,196      3.1%
                                             --------    -----    -------    -----    --------    -----
     Operating income (loss)                      328     -0.5%     3,715      9.1%       (152)     0.4%

     Interest expense                          (3,402)    -5.2%    (2,431)    -5.9%     (2,312)    -5.9%
     Interest income                               74       --          3       --           7       --
     Other expense, net                            --       --        (32)    -0.1%         --       --
                                             --------    -----    -------    -----    --------    -----
     Income (loss) before income taxes
        and extraordinary item                 (3,000)    -4.6%     1,255      3.1%     (2,457)    -6.3%

     Income tax provision (benefit)            (1,402)    -2.2%       467      1.1%       (934)    -2.4%
                                             --------    -----    -------    -----    --------    -----
     Income (loss) before extraordinary
         item                                  (1,598)    -2.5%       788      2.0%     (1,523)    -3.9%

     Extraordinary loss                          (600)    -0.9%        --       --          --       --
                                             --------    -----    -------    -----    --------    -----
     Net income (loss)                        ($2,198)    -3.4%   $   788      2.0%    ($1,523)    -3.9%
                                             ========    =====    =======    =====    ========    =====

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

  Revenue. Revenue for the year ended December 31, 1998, increased by $24,109,000, or 59%, from the year ended December 31, 1997. Revenue comparisons were favorably affected by the Company's acquisition of the British Airways landing gear repair and overhaul operation in February 1998. Without the effect of the British Airways acquisition, the Company's other operations recorded revenue growth of 25% as compared with 1997.

  Landing gear repair and overhaul revenue increased $7,753,000 (41%) to $26,680,000. The increase in landing gear repair and overhaul revenue was primarily attributable to increased business from Federal Express and American Airlines at the Company's Sun Valley facility, along with increased business from British Airways generated by the addition of the Company's United Kingdom ("UK") operation.

  Fixed wing and helicopter repair and overhaul increased to $14,245,000 from $13,195,000 in 1997 or 8%. Wheels, brakes and braking system components repair and overhaul declined 5% to $5,135,000 from $5,393,000 in 1997.

  Cost of Revenue and Gross Margin. Cost of revenue as a percentage of sales in 1998 increased to 84.5%, as compared with 76.6% in 1997. Cost of revenue was higher proportionally during 1998 primarily because the Company's UK subsidiary was restructuring its operations, implementing new procedures and controls, and hiring and training personnel throughout 1998. The UK operation therefore required increased labor, material and overhead costs as compared with the Company's long-established Sun Valley facility. As the prior comparable period included only Sun Valley results, the gross margin percentage decreased accordingly during 1998. Also adversely affecting gross margin was a $750,000 writedown of certain slow-moving inventory.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1998, increased significantly from the prior comparable period as a direct result of the added facility in the United Kingdom. Additional expense was also incurred from the cancellation of a convertible debt offering, foreign currency adjustments, and an increase to a reserve for doubtful accounts. Although the dollar amount increased primarily because of the new facility and the significant charges above, selling, general and administrative expense as a percent of revenue increased only slightly for the year.

  Interest Expense. Interest expense increased by $971,000 during 1998 as a result of increased borrowings on the Company's senior credit facility.

  Income Taxes. During 1998 the Company recorded an income tax benefit of $1,402,000, as compared to income tax expense of $467,000 in 1997. A valuation allowance of $225,000 was recorded against the related deferred tax assets for state net operating loss carryforwards that expire in the near term.

  Extraordinary Item. In December 1998 the Company obtained a new senior credit facility which provided an additional $20,800,000 of availability. The Company incurred $954,000 of costs in deferred loan fees and prepayment charges to retire the Company's previous credit facility. These charges were recorded as an extraordinary item, and presented net of tax of $354,000.

  Net Loss. The net loss for fiscal year 1998 was $2,198,000, or $0.39, as compared with net income of $788,000, or $0.25, for fiscal year 1997.


Quarter Ended December 31, 1998, Compared to Quarter Ended December 31, 1997

  Revenue. Revenue for the fourth quarter of 1998 increased by 60% to $17,618,000 from $10,982,000 for the comparable period of 1997.

  Cost of Revenue and Gross Margin. Cost of revenue as a percentage of sales increased significantly during the fourth quarter of 1998 because of the addition of the new operation in the United Kingdom. The UK subsidiary was still establishing its operations, implementing new procedures and controls, and working to cope with massive personnel turnover issues. The UK operation therefore required increased labor, material and overhead costs, which management estimates exceeded $1 million in additional costs, as compared with the Company's long-established Sun Valley facility. As the prior comparable period included only Sun Valley results, the gross margin percentage decreased accordingly during the fourth quarter of 1998.

  Extraordinary, Unusual or Infrequently Occurring Items. Fourth quarter charges totaled $3,421,000, or $0.59. This amount includes an extraordinary expense of $954,000, and unusual or infrequently occurring charges of $2,467,000. The extraordinary expense of $954,000 consisted of costs related to retiring the Company's previous senior credit facility. Unusual or infrequently occurring charges included: (i) $241,000 for the cancellation of a convertible debt offering; (ii) $825,000 for restructuring expenses in the UK operation, including costs related to replacing management and restructuring operations;
(iii) $750,000 to writedown slow-moving inventory; (iv) $326,000 of foreign exchange adjustments; (v) $225,000 to establish a valuation allowance against California net operating loss carryforwards which imminently expire; and (vi) $100,000 to increase the allowance for bad debt.

  Net Loss. The Company posted a fourth quarter loss of $3,622,000, or $0.62, as compared with net income of $123,000, or $0.02 in the comparable period of 1997. Without the effect of the charges above, the Company would have recorded a net loss of $201,000, or $0.03.

Year Ended December 31, 1997 Compared To Pro Forma Year Ended December 31, 1996

  Revenue. Revenue for the year ended December 31, 1997, increased $2,038,000 or 5.2% to $41,042,000 from $39,004,000 for the year ended December 31, 1996.
The increase was a result of a 20.2% increase in landing gear repair and overhaul services offset by reductions resulting from the Company's closure of the Dunlop Miami operations and rationalization of unprofitable product lines. Landing gear repair and overhaul revenues increased to $18,927,000 and accounted for 46.1% of total revenues for 1997, as compared to $15,745,000 or 40.4% of total revenues for 1996. The increase in landing gear repair and overhaul revenues was attributable to increases in business from Federal Express's MD10 freighter conversion program and new wide-body repair and overhaul business from British Airways and American Airlines.

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

  Gross Margin. Gross margin for the year ended December 31, 1997, increased 33.4% to $9,612,000 from $7,205,000 for 1996. Gross margin as a percent of revenue increased to 23.4% for the year ended December 31, 1997, compared to 18.5% for 1996. This increase was primarily due to: (i) improved throughput and economies of scale achieved from increased revenue in wide-body landing gear repair and overhaul services; (ii) development of the Company's higher margin fixed wing aircraft and helicopter hydromechanics products; and (iii) discontinuing the unprofitable Dunlop Miami operation, which adversely impacted gross profit in 1996 as a result of charges to cost of revenue for non-productive inventory.

  Gross profit for the year ended December 31, 1996, included a nonrecurring charge of $489,000 to dispose of certain obsolete and non-productive inventory related to closing Dunlop Miami and a charge of $574,000 primarily related to other non-productive inventory at the Company's Sun Valley operations, including inventory related to Dunlop Aviation. Excluding these charges, gross profit would have been $8,268,000 or 21.2% of revenues for the year ended December 31, 1996.

  Selling, General And Administrative Expense. Selling, general and administrative expense for the year ended December 31, 1997 decreased $264,000 or 4.3% to $5,897,000 from $6,161,000 for the year ended December 31, 1996.
Selling, general and administrative expense decreased as a percent of revenues to 14.4% from 15.8% for the prior year. This decrease was due to $947,000 of costs related to the EPA Claim in 1996 that were not incurred in 1997. BTR indemnified the Company for costs incurred in connection with the EPA Claim. This decrease was offset by additional costs incurred in 1997 resulting from:
(i) the Company's efforts to expand its international market presence through sales representatives located in Europe, the Middle East and China; (ii) management fees paid to Unique Investment Corporation; and (iii) expenses incurred in connection with developing the Company's relationship with British Airways. Excluding the $947,000 charge, selling, general and administrative expenses would have been $5,214,000 or 13.4% of revenue for the year ended December 31, 1996.

  Operating Income. Operating income for the year ended December 31, 1997, increased $3,867,000 to $3,715,000 or 9.1% of total revenues compared to an operating loss of $152,000 for 1996. Operating income for the year ended December 31, 1996, was negatively impacted by nonrecurring restructuring charges of $1,196,000 and charges to cost of revenues of $1,063,000 related to the closure of the Dunlop Miami and $947,000 in costs related to the EPA claim. Excluding these charges, pro forma operating income for the year ended December 31, 1996, would have been $3,054,000 or 7.8% of revenues.

  Income Taxes. Income taxes for the year ended December 31, 1997, were $467,000 compared to an income tax benefit of $934,000 for the year ended December 31, 1996. The effective tax rate for the year ended December 31, 1997, was 37.2% compared to 38.0% for 1996. The effective tax rate for the periods differs from the federal statutory rate of 34.0% due to certain nondeductible expenses. At December 31, 1997, the Company had net operating loss carryforwards of $7,892,000. The utilization of these operating loss carryforwards is limited due to changes in the Company's ownership in November 1996. At December 31, 1997, the Company had a valuation reserve of $659,000 for the deferred tax assets.

  Net Income. As a result of the factors described above, net income for the year ended December 31, 1997, of $788,000 represents an increase of $2,311,000 from the net loss of $1,523,000 for the year ended December 31, 1996.

Liquidity And Capital Resources

  Since the Company was acquired from BTR in November 1996, the Company's working capital and funds for capital expenditures have been provided by cash generated from operations, borrowings under the Company's working capital credit facilities and cash received from the sale of common stock. In November 1996, the Company entered into a loan agreement with Bank of America National Trust and Savings Association ("Bank of America") for a $10.0 million revolving line of credit, a $13.5 million term loan and a $3.0 million capital expenditures facility.

  On January 23, 1998, the Company and Bank of America entered into an Amended and Restated Business Loan Agreement (the "Amended Loan Agreement"), as a result of which the maximum amount of credit available to the Company was increased from $26.5 million to $45.5 million. The credit facilities of the Amended Loan Agreement became available upon the completion of the Company's initial public offering and consummation of the acquisition of the British Airways ("BA") repair operation. The Company used approximately $9.2 million of the proceeds available under the Amended Loan Agreement to fund a portion of the purchase price of the BA assets. The Amended Loan Agreement provided the Company with a $15.0 million revolving line of credit, a $24.5 million term loan, and a $6.0 million capital expenditure facility.

  Cash used by the Company for operating activities during 1998 amounted to $3.1 million. This amount resulted primarily from increases in accounts receivable and inventory related to the new UK subsidiary.

  The Company has scheduled capital expenditures in 1999 of approximately $8.7 million. Included in this amount are $3.9 million for rotable assets, and $4.8 million for other capital expenditures. Other capital expenditures consist primarily of $4.2 million for the relocation of the UK subsidiary. The $45.5 million Bank of America line was not adequate to fund these capital requirements.

  Accordingly, on December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). Upon closing, $41.5 million of the proceeds were used to retire the Bank of America facility, and a $2.5 million principal payment was made on a $5 million subordinated debt agreement between the Company and Unique Investment Corporation ("Unique"), an entity controlled by several shareholders of the Company.

  The Loan and Security Agreement with Heller (the "Heller Agreement") provided a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years, and carried interest at a base rate of 7.75%. In January 1999 the Company elected a LIBOR rate option, which changed the rate of interest on the line of credit, Term Loan A and Term Loan B to 7.0%, 7.25% and 7.5%, respectively. At March 26, 1999, the weighted average interest rate for all three loans was 7.1%.

  Availability on the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At December 31, 1998, the Company's borrowing base was $50.4 million, of which $37.3 million had been advanced, leaving remaining availability of $13.1 million.

  On February 19, 1999, Heller established a $5 million reserve against the Company's line of credit as a result of the Company being in default on certain financial covenants. On March 26, 1999, certain exchange gears were temporarily excluded from the borrowing base as they were located in ineligible foreign countries. At March 26, 1999, excluding the $4.0 million unavailable as a result of the foreign location of these exchange gears, the Company's borrowing base was $51.2 million, of which $43.0 million had been advanced, leaving remaining availability (after the $5 million reserve) of $3.2 million.

  The $5 million reserve removed important availability that the Company had planned on in meeting its capital budget for 1999. As a result of the large lump-sum payments required for the UK relocation from May through July 1999, and the decreased level of availability from the reserve, management anticipates that the Company will undergo a temporary period of cash tightness for the next few quarters. Management believes this condition will be temporary since cash flow from operations is anticipated to improve significantly commencing in the third quarter when the relocation is completed, and the UK subsidiary has substantially eliminated transition issues which have adversely affected its operating results.

  On March 10, 1999, the Company and Heller entered into a Forbearance Agreement with regard to certain violations of financial covenants in the Heller Agreement. In consideration therefor, the Company agreed to: (i) accept certain stricter financial controls; (ii) provide a consolidated business plan, and an operational improvements plan for the UK subsidiary; (iii) pay a $75,000 fee; and (iv) hire a third party consultant to evaluate improvement plans underway with respect to the UK subsidiary.

  The Forbearance Agreement was extended in a Second Forbearance Agreement with an effective date of April 13, 1999. In exchange for Heller's continued forbearance, the Company agreed to: (i) continue the tighter financial controls and retain a consultant as required in the Forbearance Agreement; (ii) accept a 1.5% interest rate increase on the revolving line; (iii) forego the ability to elect the LIBOR interest rate option; (iv) forego the benefit of future interest rate reductions if the Company's fixed charge coverage improves; and (v) provide supplemental financial statements for 1998 conforming to certain financial criteria.

  As additional consideration for the Second Forbearance Agreement, Unique (or a shareholder of Unique) has agreed to provide Heller by April 23, 1999, a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B. Upon delivery of this guarantee and letter of credit, the $5.0 million reserve against the line of credit shall be released, and the Company will pay, to the extent available on the line of credit, up to $4.15 million to reduce the outstanding principal balance on Term Loan B to $2.5 million. At such time as the balance on Term Loan B is reduced to $2.5 million, all remaining principal payments shall be deferred until the expiration of Term Loan B on December 31, 2003.

  The Second Forbearance Agreement expires on April 30, 1999, and the Company is presently negotiating with Heller to restructure the facility. Management is confident that it will be able to successfully restructure the facility with Heller before the Second Forbearance Agreement expires. The Company intends to take whatever actions are necessary to insure that it has sufficient liquidity to meet its cash requirements. The Company is currently considering and implementing many options to improve liquidity, including eliminating or deferring selected capital expenditures, selling off lower-performing assets, and reducing internal costs. In addition, the Company is considering options to raise capital through external sources.

  The Company believes that funds generated from operations, supplemented by available borrowings under the Heller facility, and, if necessary, additional capital from external sources, will provide sufficient liquidity to meet the Company's cash requirements for the year ending December 31, 1999.

Foreign Exchange

  The Company has operating units located in the United Kingdom and the Netherlands, and also conducts business in many other countries worldwide. Foreign currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in revenues in that country. However, to date, the Company's business has not been significantly affected by currency fluctuations.

  The Company makes substantial inventory purchases in French francs from such suppliers as Messier-Dowty, SAMM and Eurocopter France. In the last few years, the United States dollar has strengthened against the French franc, creating a favorable exchange rate variance for the Company. Transactions related to the Company's Netherlands facility are primarily denominated in United States dollars for inventory purchases, while revenue and operating expenses are partially denominated in Dutch guilders. The Company anticipates as much as 35% of its 1999 consolidated revenue may be received by the Company's UK subsidiary in British pounds sterling.

  The Company's payment of the purchase price for the BA Acquisition was denominated in pounds. To hedge against the fluctuation of pounds to dollars, the Company entered into a transaction which permitted it to purchase approximately $17 million of pounds at a rate of 1.6373 dollars per pound. The balance of the purchase price was not hedged, although the spot rate when the BA Acquisition was completed was similar to the forward hedge rate. The Company will continue to evaluate hedging options in the future. The Company's business will require it to continue engaging in foreign currency denominated sales, and to incur material amounts of expense in foreign currencies. These activities may generate gains and losses as a result of currency fluctuations.

Quarterly Revenue Fluctuations

  The Company's operating results are affected by a number of factors, including the timing of orders for repair and overhaul work, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions and other factors. As a result, the Company may experience significant fluctuations in operating results from quarter to quarter. See Risk Factors-- Fluctuations in Results of Operations in Item 1 for additional detail.

Inflation

  Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely to have in the foreseeable future, a material effect on its results of operations or financial condition.

Year 2000 Issue

  Description. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures.

  Assessment. The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that some of the Company's internal software would have to be rewritten or upgraded, and that the Company's telephone system at Sun Valley would have to be replaced.

  Based on a review of its product lines, the Company has determined that its products and services do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products and services.

  The Company is currently in the process of gathering information and evaluating the Year 2000 compliance status of its significant suppliers and subcontractors. To date the Company is not aware of any problems with its suppliers or subcontractors that would affect the Company's operations. This assessment is scheduled to be completed by June 15, 1999.

  Remediation. The Company has completed approximately 40% of the software reprogramming and replacement required, and expects to complete the remaining remedial work required no later than June 15, 1999. Once software has been reprogrammed or replaced, the Company will begin testing and implementation. These phases run concurrently for different systems. Testing and implementation have been completed on the remediation work already accomplished.

  The Company has replaced its telephone system in Sun Valley with a Year 2000 compliant system. When a new telephone system is installed in the new UK facility in May 1999, all communication systems within the Company will be Year 2000 compliant.

  Costs. As of March 31, 1999, the total costs incurred to address the Company's year 2000 issues approximate $120,000. The Company estimates that another $75,000 of costs may be required to complete remediation efforts on the year 2000 issue. Given the nature of the Company's repair and overhaul operations, management does not believe such impact, if any, will be material. The Company does plan, however, to devote the necessary resources to becoming Year

2000 compliant in a timely manner. The Company believes it has an effective program in place to resolve this issue prior to the end of the third quarter.

  Contingency Plan. The Company is currently developing a contingency plan to handle any unanticipated year 2000 problems. The Company's contingency plan is scheduled to be completed by July 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

  Foreign Currency Risk. The Company has operations in the United Kingdom and the Netherlands. The currencies of these two countries have been relatively stable as compared with the U.S. dollar. The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company's foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. The Company has not to date seen the need for currency hedging transactions in the ordinary course of business. For additional discussion on foreign currency exchange risk as it relates to the Company's operations, please refer to: (i) Item 7--Foreign Exchange; (ii) Item 1--Risks Associated with International Expansion; and (iii) Note 1 to the Consolidated Financial Statements--Foreign Currency Translation.

  Interest Rate Risk. The Company's senior credit facility is comprised of two notes payable and a revolving line of credit, each of which carries an interest rate which varies in accordance with a Base Rate equal to the higher of the Federal Reserve prime rate, or the Federal Funds Effective Rate. The Company is subject to potentially material fluctuations in its debt service as the Base Rate changes. The extent of this risk is not quantifiable or predictable. For additional information, please refer to Note 1 to the Consolidated Financial Statements--Fair Value of Financial Instruments.

  In February 1998, to reduce the impact of changes in interest rates on the Company's debt facility, the Company entered into an interest rate swap agreement. The swap agreement reduced interest rate exposure to a fixed amount. For additional information, please refer to Note 5 to the Consolidated Financial Statements--Successor Lines of Credit and Notes Payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

ITEMS 10-13. The information required by Items 10-13 of Part III is omitted and incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                                                                Page
                                                                                                                ----
     Report of Independent Auditors..........................................................................     28

     Consolidated Balance Sheets as of December 31, 1997 and 1998............................................     29

     Consolidated Statements of Operations for the ten months ended October 31, 1996, two months ended December 31, 1996, the year ended December 31, 1997,
           and the year ended December 31, 1998..............................................................     31

     Consolidated Statements of Changes in Shareholders' Equity for the ten months ended October 31, 1996, two months ended December 31, 1996, the year ended December 31, 1997,
           and the year ended December 31, 1998..............................................................     32

     Consolidated Statements of Cash Flows  for the ten months ended  October 31, 1996, two months ended December 31, 1996, the year ended December 31, 1997,
           and the year ended December 31, 1998..............................................................     33

     Notes to Consolidated Financial Statements..............................................................     35

        Note 1 - Summary of Significant Accounting Policies..................................................     35

        Note 2 - Inventories.................................................................................     39

        Note 3 - Equipment and Leasehold Improvements........................................................     40

        Note 4 - Income Taxes................................................................................     40

        Note 5 - Successor Lines of Credit and Notes Payable.................................................     42

        Note 6 - Commitments and Contingencies...............................................................     44

        Note 7 - Related Party Transactions..................................................................     45

        Note 8 - Stock Option Plan...........................................................................     46

        Note 9 - Employee Benefit Plans......................................................................     48

        Note 10 - Restructuring Charges......................................................................     49

        Note 11 - Shareholders' Equity.......................................................................     49

        Note 12 - Non-monetary Exchange Transaction..........................................................     50

        Note 13 - Segment Information........................................................................     50

        Note 14 - Subsequent Events (unaudited)..............................................................     50

     Schedule II.  Valuation and qualifying accounts.........................................................     51

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of fiscal 1998.

(c)  Exhibits

2.1 Agreement relating to the Sale and Purchase of part of the Business of British Airways plc dated December 20, 1997 by and among the Company, Hawker Pacific Aerospace Limited and British Airways plc, and related Landing Gear Overhaul Services Agreement (1)+

3.1    Amended and Restated Articles of Incorporation of the Company (1)

3.2    Amended and Restated Bylaws of the Company (1)

3.3 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (1)

4.1    Specimen Common Stock Certificate (1)

4.2    Form 8-A12G, Registration of Certain Classes of Securities (6)

10.1   1997 Stock Option Plan and forms of Stock Option Agreements (1)

10.1A  Amendment No. 1 to 1997 Stock Option Plan (1)

10.2   Employment Agreement dated November 1, 1996 between the Company and David
       L. Lokken (1)

10.2A  First Amendment to Employment Agreement for David L. Lokken (1)

10.3   Employment Agreement dated November 1, 1996 between the Company and Brian
       S. Aune (1)

10.3A  First Amendment to Employment Agreement for Brian S. Aune (1)

10.4   Employment Agreement dated November 1, 1996 between the Company and Brian
       S. Carr (1)

10.4A  First Amendment to Employment Agreement for Brian S. Carr (1)

10.5 Employment Agreement dated November 1, 1996 between the Company and Michael A. Riley (1)

10.5A  First Amendment to Employment Agreement for Michael A. Riley (1)

10.6 Form of Indemnity Agreement for directors and executive officers of the Company (1)

10.7 Business Loan Agreement dated November 27, 1996 between the Company and Bank of America National Trust and Savings Association (1)

10.7A Amendment No. 1 to Business Loan Agreement between the Company and Bank of America National Trust and Savings Association (1)

10.8 Agreement of Purchase and Sale of Stock effective as of November 1, 1996 by and among BTR Dunlop, Inc., BTR, Inc., the Company and AqHawk, Inc (1)

10.9 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Aviation Division (1)+

10.10 Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Precision Rubber (1)

10.11 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Equipment Division (1)+

10.12 Repair Services Agreement dated September 9, 1997 between the Company and American Airlines, Inc (1)+

10.13 Award/Contract dated September 20, 1995 issued by USCG Aircraft Repair and Supply Center to the Company (1)+

10.14 Maintenance Services Agreement dated August 19, 1994 between the Company and Federal Express Corporation (1)+

10.15 Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp (1)

10.15A First Amendment to Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp. (2)

10.16 Management Services Agreement dated November 14, 1997 between the Company and Unique Investment Corp. (1)

10.17 Mergers and Acquisitions Agreement dated September 2, 1997 between the Company and Unique Investment Corp. (1)

10.17A Form of First Amendment to Mergers and Acquisitions Agreement between the Company and Unique Investment Corp. (1)

10.17B First Amendment to Mergers and Acquisitions Agreement, dated as of
       January 23, 1998, by and between the Company and Unique Investment Corp.
       (3)

10.18  Subordinated Note for $6,500,000 in favor of Unique Investment Corp. (1)

10.19 Amended and Restated Subordinated Promissory Note dated February 3, 1998 in favor of Unique Investment Corp. (2)

10.20 Certified Translation of Rental Agreement between Mr. C. G. Kortenoever and Flight Accessory Services (1)

10.21 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)

10.21A First Amendment to Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (2)

10.22 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)

10.23 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)

10.24 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)

10.25 Lease Agreement dated June 24, 1997 by and between the Company and AllState Insurance Company (1)

10.25A First Amendment to Lease Agreement between the Company and AllState
       Insurance Company (2)

10.26 Lease Agreement dated November 21, 1994 by and between the Company and Gordon N. Wagner and Peggy M. Wagner, and Joseph W. Basinger and Viola Marie Basinger (1)

10.27 Amended and Restated Business Loan Agreement dated January 23, 1998 between the Company and Bank of America National Trust and Savings Association (2)

10.28 Security Agreement dated January 23, 1998 by the Company in favor of Bank of America National Trust and Savings Association (2)

10.29 Pledge Agreement dated January 23, 1998 by the Company in favor of Bank of America National Trust and Savings Association (2)

10.30 Subordination Agreement dated January 23, 1998 by and among the Company, Hawker Pacific Aerospace Limited, Bank of America National Trust and Savings Association, Melanie L. Bastian and Unique Investment Corp. (2)

10.31 Underlease, dated February 4, 1998, by and among British Airways plc, Hawker Pacific Limited and the Company (3) +

10.32 Bailment and Services Agreement, dated as of September 1, 1997, by and between Federal Express Corporation and the Company (3) +

10.33 Tenancy Agreement relating to Bennebroekerweg, Rijsinboat (Netherlands), dated March 15, 1998, between Hawker Pacific Holland, a division of the Company, and Mateor II C.V. (4)

10.34 Statement of Terms and Conditions of Employment, dated May 12, 1998, by and between Hawker Pacific Aerospace, Ltd., and Richard Adey (4)

10.35 Statement of Terms and Conditions of Employment, dated October 1, 1998, by and between Hawker Pacific Aerospace and Philip Panzera (5)

10.36 Statement of Terms and Conditions of Employment, dated October 12, 1998, by and between Hawker Pacific Aerospace and Dennis Biety (5)

10.37 Loan and Security Agreement, dated December 22, 1998, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited

10.38 Lease relating to Unit 3 Dawley Park, Hayes, Middlesex, dated April 7,1998, between Sun Life Assurance plc and Hawker Pacific Aerospace Limited and Hawker Pacific Aerospace

10.39 Sublease related to Building 9, Sun Valley, dated January 14, 1998, between Hawker Pacific Aerospace and Abex Display Systems, Inc.

10.40 Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated March 10, 1999

10.41 Second Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated April 13, 1999

21.1   Subsidiaries of Registrant (filed herewith on page 53)

27.1   Financial Data Schedule

_______________________________
+ Portions of exhibits deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40295), and incorporated herein by reference

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference

(6) Previously filed with the Securities and Exchange Commission on March 23, 1999, and incorporated herein by reference



(d) Financial Statement Schedules

        Schedule II -- Valuation And Qualifying Accounts, has been included herein under Item 14(a) above.

                         Report of Independent Auditors



The Board of Directors
Hawker Pacific Aerospace

We have audited the accompanying consolidated statements of operations and cash flows of Hawker Pacific Aerospace, a wholly-owned subsidiary of BTR Dunlop Holdings, Inc. (the "Predecessor") for the ten months ended October 31, 1996. We have also audited the accompanying consolidated balance sheets of Hawker Pacific Aerospace (the "Successor") as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two months ended December 31, 1996 and the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Predecessor's and Successor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawker Pacific Aerospace at December 31, 1997 and 1998, and the results of their operations and their cash flows, as the Predecessor and Successor companies, for the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.



Ernst & Young LLP
Woodland Hills, California
February 13, 1999, except for
paragraphs 5 through 9 of Note 5,
for which the date is April 12, 1999

                          CONSOLIDATED BALANCE SHEETS


                                     Assets



                           December 31,                                  1998          1997
     ----------------------------------------------------------------------------------------
     Current assets
         Cash                                                       $   560,000   $   160,000

         Accounts receivable, less allowance for
            doubtful accounts of $301,000 and $147,000
            at December 31, 1998 and
            1997, respectively                                       12,303,000     7,351,000

     Other receivables                                                  114,000        80,000

     Inventories                                                     21,645,000    14,814,000

     Prepaid expenses and other current assets                          617,000       240,000
                                                                   ------------  ------------

     Total current assets                                            35,239,000    22,645,000

     Equipment and leasehold improvements, net                        9,298,000     5,083,000

     Landing gear exchange, less accumulated
         amortization of $1,844,000 and $375,000
         at December 31, 1998 and 1997, respectively                 37,877,000    11,067,000

     Goodwill, less accumulated amortization of
         $25,000 at December 31, 1997                                        --       145,000

     Deferred taxes                                                   1,916,000            --


     Deferred financing costs                                           798,000       262,000
     Deferred offering costs                                                 --       766,000
     Other assets                                                     2,109,000       930,000
                                                                   ------------  ------------

     Total assets                                                  $ 87,237,000  $ 40,898,000
=============================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                  (continued)


                      Liabilities and Shareholders' Equity



                      December 31,                                  1998          1997
     -------------------------------------------------------------------------------------
     Current liabilities
       Line of credit                                           $37,185,000    $ 8,529,000
       Accounts payable                                          12,171,000      6,946,000
       Deferred revenue                                           1,023,000        848,000
       Accrued payroll and employee benefits                      1,433,000        812,000
       Accrued expenses and other liabilities                     1,242,000        316,000
       Current portion of notes payable                          11,280,000      1,450,000
                                                               ------------   ------------

     Total current liabilities                                   64,334,000     18,901,000

     Notes payable
       Bank note                                                         --     11,200,000
       Related party                                              2,500,000      6,500,000
                                                               ------------   ------------

                                                                  2,500,000     17,700,000

     Commitments and contingencies

     Shareholders' equity
       Preferred stock: 5,000,000 and 400 shares
         authorized at December 31, 1998 and 1997,
         respectively; issued and outstanding: none and
         400 shares at December 31, 1998 and
         1997, respectively                                              --      2,000,000
      Common stock: 20,000,000 shares authorized;
        issued and outstanding: 5,822,222 and 2,972,222
        shares at December 31, 1998 and 1997, respectively       21,108,000      1,040,000
     Retained earnings (deficit)                                   (941,000)     1,257,000
       Accumulated other comprehensive income                       236,000             --
                                                               ------------   ------------

     Total shareholders' equity                                  20,403,000      4,297,000
                                                               ------------   ------------

     Total liabilities and shareholders' equity                $ 87,237,000   $ 40,898,000
==========================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Successor                      Predecessor
                                         ----------------------------------------------   -------------
                                              Year            Year         Two Months      Ten Months
                                              Ended           Ended           Ended           Ended
                                          December 31,    December 31,    December 31,     October 31,
                                              1998            1997            1996            1996
-------------------------------------------------------------------------------------------------------
Revenue                                   $ 65,151,000    $ 41,042,000     $ 6,705,000    $ 32,299,000
Cost of revenue                             55,059,000      31,430,000       4,599,000      27,027,000
                                          ------------    ------------     -----------    ------------

Gross profit                                10,092,000       9,612,000       2,106,000       5,272,000
                                          ------------    ------------     -----------    ------------

Operating expenses
  Selling expenses                           3,621,000       3,191,000         525,000       2,248,000
  General and administrative expense         6,143,000       2,706,000         534,000       2,796,000
  Restructuring charges                             --              --              --       1,196,000
                                          ------------    ------------     -----------    ------------

Total operating expense                      9,764,000       5,897,000       1,059,000       6,240,000
                                          ------------    ------------     -----------    ------------

Income (loss) from operations                  328,000       3,715,000       1,047,000        (968,000)

Other (expense) income
  Interest expense                          (3,402,000)     (2,431,000)       (203,000)     (1,609,000)
  Interest income                               74,000           3,000           7,000              --
  Other expense, net                                --         (32,000)             --              --
                                          ------------    ------------     -----------    ------------

Total other (expense) income                (3,328,000)     (2,460,000)       (196,000)     (1,609,000)
                                          ------------    ------------     -----------    ------------

Income (loss) before income
  tax provision (benefit) and
  extraordinary item                        (3,000,000)      1,255,000         851,000      (2,577,000)
Income tax provision (benefit)              (1,402,000)        467,000         382,000        (971,000)
                                          ------------    ------------     -----------    ------------

Income (loss) before extraordinary
  item                                      (1,598,000)        788,000         469,000      (1,606,000)
Extraordinary loss on early
  extinguishment of debt (net of
  tax benefit of $354,000)                    (600,000)             --              --              --
                                          ------------    ------------     -----------    ------------

  Net income (loss)                       $ (2,198,000)   $    788,000     $   469,000    $ (1,606,000)
======================================================================================================

Earnings (loss) per common share:
  basic and diluted                            $( 0.39)          $0.25           $0.15
                                          ============     ===========      ==========
 Weighted average common
  and common equivalent
  shares outstanding                         5,622,770       3,145,079       3,170,551
                                          ============     ===========      ==========

          See Accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                        Preferred Stock               Common Stock            Retained        Other
                                        ---------------               ------------            Earnings     Comprehensive
                                     Shares         Amount        Shares        Amount        (Deficit)       Income       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 1, 1996            --        $        --           --    $        --   $        --     $      --    $        --
Issuance of preferred stock           400          2,000,000           --             --            --            --      2,000,000
Issuance of common stock to
  founders                             --                 --    2,640,955             --            --            --             --
Issuance of common stock to
  management                           --                 --      229,648         40,000            --            --         40,000
Net income and comprehensive
  income for the period                --                 --           --             --       469,000            --        469,000
                                   ------        -----------    ---------    -----------   -----------     ---------    -----------

Balance at December 31, 1996          400          2,000,000    2,870,603         40,000       469,000            --      2,509,000
Issuance of common stock               --                 --      101,619      1,000,000            --            --      1,000,000
Net income and comprehensive
  income for the year                  --                 --           --             --       788,000            --        788,000
                                   ------        -----------    ---------    -----------   -----------     ---------     ----------

Balance at December 31, 1997          400          2,000,000    2,972,222      1,040,000     1,257,000            --      4,297,000
Net loss for the year                  --                 --           --             --    (2,198,000)           --     (2,198,000)
Foreign currency translation           --                 --           --             --            --       236,000        236,000
                                                                                                                        -----------
Comprehensive loss                     --                 --           --             --            --            --     (1,962,000)
Conversion of preferred stock        (400)        (2,000,000)     250,000      2,000,000            --            --             --
Issuance of common stock               --                 --    2,600,000     18,068,000            --            --     18,068,000
                                   ------        -----------    ---------    -----------   -----------     ---------    -----------

Balance at December 31, 1998           --        $        --    5,822,222    $21,108,000   $  (941,000)    $ 236,000    $20,403,000
================================   ======        ===========    =========    ===========   ===========     =========    ===========

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Year            Year         Two Months      Ten Months
                                                           Ended           Ended           Ended          Ended
                                                       December 31,    December 31,    December 31,    October 31,
                                                           1998            1997            1996            1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       ($2,198,000)    $   788,000    $    469,000    ($1,606,000)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Extraordinary loss                                     954,000              --              --             --
     Deferred income taxes                               (1,771,000)        466,000         382,000       (971,000)
     Depreciation                                         1,464,000         741,000         183,000        525,000
     Amortization                                         1,743,000         463,000          17,000        294,000
     Non cash restructuring charge                               --              --              --        561,000
     Stock compensation                                          --              --          40,000             --
     (Gain) on the sale of machinery,
        equipment and landing gear                               --         (78,000)             --             --
     Changes in operating assets and liabilities:
       Accounts and other receivables                    (4,986,000)     (1,036,000)       (103,000)     1,771,000
       Inventory                                         (4,870,000)       (185,000)       (901,000)     1,156,000
       Prepaid expenses and other
          current assets                                   (377,000)        104,000          21,000        (72,000)
       Accounts payable                                   5,225,000         622,000       2,195,000     (2,681,000)
       Deferred revenue                                     175,000        (745,000)        115,000        532,000
       Accrued liabilities                                1,546,000        (818,000)       (139,000)       261,000
                                                        -----------     -----------    ------------    -----------

       Cash (used in) provided by operating
          Activities                                     (3,095,000)        322,000       2,279,000       (230,000)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment, leasehold
  improvements and landing gear                          (7,427,000)     (2,890,000)       (155,000)    (1,173,000)
Proceeds from disposals of equipment,
  leasehold improvements and landing gear                        --         250,000              --             --
Purchase of equipment and landing gear
  from British Airways                                  (26,585,000)             --              --             --
Purchase of inventory from British Airways               (1,961,000)             --              --             --
Other assets                                             (1,162,000)       (824,000)             --        (26,000)
Acquisition of Predecessor                                       --              --     (28,398,000)            --
                                                        -----------     -----------    ------------    -----------

Cash used in investing activities                       (37,135,000)     (3,464,000)    (28,553,000)    (1,199,000)
-------------------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

                                                          Year            Year         Two Months     Ten Months
                                                          Ended           Ended           Ended          Ended
                                                      December 31,    December 31,    December 31,    October 31,
                                                          1998            1997            1996           1996
                                                      -------------   -------------   -------------   -----------
FINANCING ACTIVITIES
Borrowing under bank note                             $ 38,766,000    $      --        $13,500,000    $        --
Principal payments on bank note                        (40,136,000)       (850,000)             --             --
Principal payments on related party note                (4,000,000)             --              --             --
Borrowing under related party note                              --              --       6,500,000             --
Borrowings/payments on line of credit, net              28,656,000       3,200,000      (1,287,000)            --
Proceeds from equity offering                           20,800,000              --              --             --
Initial borrowing under line of credit                          --              --       6,616,000             --
Borrowings/payments on Due to Parent and
 affiliates (net)                                               --              --              --      2,193,000
Deferred offering costs                                 (1,966,000)       (766,000)             --             --
Deferred financing cost                                 (1,490,000)       (337,000)             --             --
Issuance of preferred stock                                     --              --       2,000,000             --
Contributions to capital                                        --       1,000,000              --        242,000
                                                      ------------      ----------     -----------    -----------

Cash provided by financing activities                   40,630,000       2,247,000      27,329,000      2,435,000
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                400,000        (895,000)      1,055,000      1,006,000
Cash, beginning of period                                  160,000       1,055,000              --        399,000
                                                      ------------      ----------     -----------    -----------
Cash, end of period                                   $    560,000      $  160,000     $ 1,055,000     $1,405,000
=================================================================================================================

Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                                      $  3,291,000      $2,261,000     $   193,000     $1,279,000
        Income taxes                                  $     81,000      $    3,000     $        --     $   20,000

Non-cash investing and financing activities
    Acquisition of Predecessor:
        Fair market value of assets acquired                                           $34,973,000
        Fair market value of liabilities assumed                                        (5,170,000)
        Less cash received                                                              (1,405,000)
                                                                                       -----------
    Net cash paid                                                                      $28,398,000
                                                                                       ===========

          See Accompanying Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

  Hawker Pacific Aerospace, formerly known as Hawker Pacific, Inc. (the "Company") is a California corporation with headquarters in Sun Valley, California, and satellite facilities in the Netherlands and, through May 31, 1996, Miami, Florida. In addition, the Company has a wholly owned subsidiary known as Hawker Pacific Aerospace, Ltd. which operates an overhaul facility in the United Kingdom ("UK"). The Company repairs and overhauls aircraft and helicopter landing gear, hydromechanical components, and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors, and original equipment manufacturers. In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing and helicopters.

Organization and Basis of Presentation

  The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As a result of the significant amounts of cash and operating costs related to the start up of the Company's operations in the United Kingdom associated with the acquisition of the BA Assets (see discussion below) and certain other charges incurred in 1998, the Company incurred losses and negative cash flows from operating activities in 1998, has a working capital and an accumulated deficit at December 31, 1998, and is in violation of certain financial covenants with regard to its credit facility. Management's plans with respect to these conditions include carefully managing cash flow, increasing liquidity and availability on the credit line where possible, considering the viability of additional external financing, improving the operations in the United Kingdom, and obtaining an amendment to the Company's credit facility as discussed in Note 5.

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

  The financial statements for the ten months ended October 31, 1996, are presented under the historical cost basis of the Company, as a wholly owned subsidiary of BTR Dunlop Holdings, Inc., the predecessor Company (the "Predecessor"). The financial statements as of December 31, 1997 and 1998, and for the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, are presented under the new basis of the successor company (the "Successor") established in the Acquisition.

  The following unaudited pro forma information combines the results of operations of the Successor and Predecessor as if the Acquisition had occurred on January 1, 1996, and includes certain pro forma adjustments to the historical operating results for amortization of goodwill, depreciation and amortization of fixed assets and interest expense. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such period, nor is it intended to be representative of future operations.

                                    Twelve Months Ended
                                     December 31, 1996
                                        (Unaudited)
                                   -----------------------
           Revenue                          $39,004,000
           Net loss                          (1,523,000)
           Net loss per share                     (0.48)

  On February 3, 1998, the Company completed an initial public offering (the "Offering") of 2,766,667 shares of the Company's common stock. Of the 2,766,667 shares of common stock sold in the Offering, 2,600,000 shares were sold by the Company and 166,667 shares were sold by a principal shareholder of the Company. The principal shareholder sold 415,000 additional shares of common stock pursuant to the exercise of an over allotment option granted to the underwriters by the principal shareholder. The Company received net proceeds of approximately $18.1 million, net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed below, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility.

  On February 4, 1998 (the "Acquisition Date"), the Company completed its acquisition of certain assets of British Airways ("BA Assets"). The BA Assets represent the assets of British Airways Engineering used to service landing gear primarily on British Airways' aircraft. The purchase price for the BA Assets was approximately $19.5 million, including acquisition related expenses, and excluding a 747-400 landing gear rotable asset that was acquired during the second quarter of 1998 for approximately $2.9 million. Transaction expenses of $1.1 million were capitalized as part of the rotable asset value.

  As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement on February 4, 1998, for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

  As required by the BA purchase agreement, BA employees covered by a collective bargaining contract continue to be covered by the contract until three years after the date the Company completed the purchase. As of December 31, 1998, there were 83 employees in the Company's UK subsidiary that are covered by the BA collective bargaining agreement.

Principles of Consolidation

  The consolidated financial statements include the accounts of Hawker Pacific Aerospace and its wholly owned subsidiary, Hawker Pacific Aerospace, Ltd. All significant intercompany transactions and balances have been eliminated.

Landing Gear Exchange

  Landing gear and other rotable assets are accounted for as fixed assets at cost and are depreciated over their estimated useful lives to their respective salvage values. These assets include various airplane, wing, body and nose landing gear shipsets. Landing gear and other rotable assets are held for the purpose of exchanging the asset with a customer to allow the customer's aircraft to get back in service in the shortest possible time. Certain of the Company's contracts could not have been obtained without sufficient rotable inventory to meet the customer's requirements.

  As the landing gear is exchanged and the customer is billed for the cost of the repair, the landing gear or other parts are typically repaired and overhauled and maintained as property of the Company for future exchanges. The estimated useful lives range from 10 to 15 years depending on the age of the aircraft type, and the Company's estimate of how many years of overhaul demand remain. Amortization expense is recorded as a cost of revenue using the straight-line amortization method.

Recognition of Revenue

  The Company generates revenue primarily from repair and overhaul services. In some cases repair and overhaul services include exchange fees for the exchange of the Company's landing gear or other parts needing repair or overhaul services. The Company also generates revenue from the sale and distribution of spare parts. Spare parts sales and exchange fee revenues are each individually less than 10% of total revenues.

  Revenue for repair and overhaul services not involving an exchange transaction is recognized when the job is complete and shipped to the customer. Deferred revenue is principally comprised of customer prepayments and progress billings related to the overhaul and repair of landing gear and other services which are in process. Revenue from spare parts sales is recognized at the time of shipment. Landing gear exchange fees are recognized on shipment of the exchanged gear to the customer. Revenue for repair and overhaul service involving an exchange is recognized when the cost of repairing the part received from the customer is known and billable.

Concentrations of Risk

  Major Customers. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company generally does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

 Three customers accounted for 22.3%, 17.5% and 9.9% of the Company's revenue for the year ended
December 31, 1998, and represented 25.7%, 19.4% and 5.1%, respectively, of the accounts receivable balance at December 31, 1998.

  One customer accounted for 19.3% of the Company's revenue for the year ended December 31, 1997, and represented 18.9% of the accounts receivable balance at December 31, 1997.

  One customer accounted for 13.1% of the Company's revenue for the two month period ended December 31, 1996, and represented 7.4% of the accounts receivable balance at December 31, 1996.

  Revenues from two customers, who each accounted for more than 10% of total revenue, were 19.6% and 11.7%, respectively, of the Company's total revenue for the ten month period ended October 31, 1996.

  Major Vendors. Two vendors accounted for $17,510,000 of the Company's total purchases during the year ended December 31, 1998.

  Three vendors accounted for $9,283,000 of the Company's total purchases during the year ended December 31, 1997.

  Three vendors accounted for $1,901,000 of the Company's total purchases for the two month period ended December 31, 1996.

  Two vendors accounted for $7,030,000 of the Company's total purchases during the ten month period ended October 31, 1996.

Inventories

  Inventories are stated at the lower of cost or market. Purchased parts and assemblies are valued based on their weighted average cost. Work-in-process inventory includes purchased parts, direct labor and factory overhead. Provisions for potentially obsolete or slow-moving inventory are made based on management's analysis of inventory levels, turnover and future revenue forecasts.

Equipment and Leasehold Improvements

  Equipment and leasehold improvements are recorded at cost. Depreciation expense is being provided using the straight-line method based on the following estimated useful lives.

                                Predecessor          Successor
                             -----------------   -----------------
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

  Expenditures for repairs are expensed as incurred, and additions and betterments are capitalized.

Goodwill

  In connection with the purchase of the Company by AqHawk, Inc. as previously described, the Company recorded goodwill which represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Company was amortizing goodwill using the straight-line method over a period of fifteen years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows for the business may not be sufficient to support recorded goodwill.

  At December 31, 1997 and 1998, goodwill was reduced by $466,000 and $145,000, respectively, due to the realization of certain deferred tax assets and the corresponding reduction of the valuation allowance established in the allocation of the purchase price of the Acquisition. As a result of the reduction there is no remaining amount of goodwill at December 31, 1998.

Foreign Currency Translation

  The Company considers the local currency of its foreign operations to be the functional currency. Accordingly, the Company translates the assets and liabilities of its foreign operations at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of other comprehensive income (loss) and are included in shareholders' equity. Transaction gains and losses other than on inter-company accounts deemed to be of a long-term nature are included in net income in the period they occur.

  Realized and unrealized foreign exchange gains (losses) recognized in earnings amounted to $33,000, ($3,000), $298,000 and $425,000 for the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

Earnings (Loss) per Share

  Earnings (loss) per common share are computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding give effect to the stock split and conversion of preferred stock discussed in Note 11 as if they had occurred on November 1, 1996.

  Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. Basic earnings (loss) per share is the same as diluted earnings (loss) per share for all periods presented and includes 250,000 shares issued upon the conversion of the preferred stock discussed in Note 11, as if converted at the beginning of the period. The number of shares used in the calculation of basic and diluted earnings per share was 3,170,551, 3,145,079 and 5,622,770 for the two months ended December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

  Options to purchase 613,107 shares of common stock at exercise prices between $3.50 and $9.88 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, therefore, the effect would be antidilutive.

Fair Value of Financial Instruments

  The Company's financial instruments principally consist of accounts receivable, accounts payable, line of credit, note payable to a bank, and notes payable to a related party as defined by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the line of credit and note payable to a bank approximate their fair market value since these financial instruments carry a floating interest rate. The fair market value of the note payable to a related party approximates its carrying value based on current market rates for such debt.

Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially obsolete or slow-moving inventory, the warranty accrual, and the cost accruals for repair and overhaul services. Actual results may differ from those estimates.

Stock-Based Compensation

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") or to recognize compensation expense for grants of stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earning per share as if fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25.

Comprehensive Income (Loss)

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components. The components of other comprehensive income (loss) consist entirely of foreign currency translation adjustments related to the Company's operations in the United Kingdom.

2.  INVENTORIES

  Inventories are comprised of the following:


                                                                                          December 31,
                                                                                   --------------------------
                                                                                      1998           1997
                                                                                   -----------   ------------

          Purchased parts and assemblies                                           $19,251,000    $11,961,000
          Work-in-process                                                            2,394,000      2,853,000
                                                                                   -----------    -----------

                                                                                   $21,645,000    $14,814,000
                                                                                   ===========    ===========

3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Equipment and leasehold improvements, at cost, consist of the following:


                                                                                                 December 31,
                                                                                                 ------------
                                                                                          1998           1997
                                                                                   -----------    -----------
          Leasehold improvements                                                   $ 1,770,000    $ 1,575,000
          Machinery and equipment                                                    7,631,000      3,394,000
          Tooling                                                                      533,000        356,000
          Furniture and fixtures                                                       265,000        199,000
          Vehicles                                                                      38,000         30,000
          Computer equipment                                                         1,518,000        384,000
                                                                                   -----------    -----------

                                                                                    11,755,000      5,938,000
           Less: accumulated depreciation                                            2,457,000        855,000
                                                                                   -----------    -----------

                                                                                   $ 9,298,000    $ 5,083,000
                                                                                   ===========    ===========

4.  INCOME TAXES

  The tax provision of the Predecessor has been computed as if the Predecessor filed a separate income tax return. Under a tax sharing arrangement with its Parent, the Predecessor's deferred tax assets were expected to be recoverable against the current or future earnings of the Predecessor or its Parent.

  For the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, the tax provision has been computed on a stand-alone basis. A full valuation allowance for the Successor's net deferred tax assets was provided at the Acquisition date as an adjustment to goodwill due to future uncertainty concerning the ultimate realization of the net deferred tax asset.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            December 31,
                                                      -------------------------
                                                         1998          1997
                                                      -----------   -----------
Deferred tax assets
    Net operating loss carryforwards                  $4,308,000    $3,013,000
    Inventory valuation accruals                         709,000       439,000
    Accounts receivable valuation accruals               121,000        64,000
    Employee benefits and compensation                   305,000       169,000
    Product and service warranties                            --        70,000
    State tax credits                                    178,000       127,000
    Other items, net                                          --        76,000
                                                      ----------    ----------

Total deferred tax assets                              5,621,000     3,958,000
Less valuation allowance                                (225,000)     (659,000)
                                                      ----------    ----------

Net deferred tax asset                                 5,396,000     3,299,000
                                                      ==========    ==========

Deferred tax liabilities:
    Depreciation and amortization
        in fixed assets basis                          3,302,000     3,234,000
Other items, net due to accelerated depreciation
    and tax deferred exchanges                           178,000        65,000
                                                      ----------    ----------

Total deferred tax liabilities                         3,480,000     3,299,000
                                                      ----------    ----------

Net deferred tax asset after allowance                 1,916,000    $       --
                                                      ==========    ==========


Significant components of the provision (benefit) for taxes based on income
(loss) are as follows:

                                                    Successor                    Predecessor
                                                   ------------                  ------------
                                       Year            Year        Two Months     Ten Months
                                       Ended          Ended          Ended          Ended
                                   December 31,    December 31,   December 31,   October 31,
                                       1998            1997           1996           1996
                                   -------------   ------------   ------------   ------------
Current:
 Federal                            $       --      $       --      $      --     $       --
 State                                   1,000           1,000             --             --
                                    ----------      ----------      ---------     ----------
                                         1,000           1,000             --             --
Deferred:
 Federal                            (1,114,000)        466,000        277,000       (746,000)
 State                                (289,000)             --        105,000       (225,000)
                                    ----------      ----------      ---------     ----------
                                     (1,403,000)        466,000        382,000      (971,000)
                                    ----------      ----------      ---------     ----------

(Benefit) provision for taxes       ($1,402,000)       $467,000     $  382,000    $  (971,000)
                                    ===========     ===========     ==========    ===========

  For the years ended December 31, 1997 and 1998, reductions were made in the valuation reserve of approximately $466,000 and $434,000, respectively, of which $466,000 for 1997 and $145,000 for 1998 were credited against goodwill. For the year ended December 31, 1997, deferred tax assets of $302,000 were determined not to be realizable and were charged directly against the valuation allowance. At December 31, 1998, there is no valuation allowance on the net deferred tax asset because management considers the use of the net deferred tax asset more likely than not.

  A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:

                                         Successor                       Predecessor
                                       --------------                   -------------
                                            Year            Year         Two Months      Ten Months
                                           Ended            Ended           Ended           Ended
                                        December 31,    December 31,    December 31,     October 31,
                                            1998            1997            1996            1996
                                       --------------   -------------   -------------   -------------
Statutory federal income tax rate               (34%)             34%             34%          (34)%
Nondeductible expenses                            7                3               3              2
State income taxes, net of
    federal benefit                             (10)              --               8             (6)
Decrease in valuation reserve                   (10)              --              --             --
                                               ----             ----            ----           ----
Effective tax rate                             (47)%              37%             45%           (38%)

  The Company has net operating loss carryforwards for federal tax purposes of $11,437,000 which expire in the years 2008 to 2018. The Company also has state net operating loss carryforwards of $4,745,000 which expire in the years 1999 to 2003. Utilization of approximately $7,600,000 of federal and $3,200,000 of state net operating loss carryforwards are subject to limitation as a result of ownership changes. Such limitations are not anticipated to have a material impact on the Company's ability to utilize such net operating loss carryforwards.

5.  SUCCESSOR LINES OF CREDIT AND NOTES PAYABLE

  On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provides a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years.

  As a result of obtaining the Heller facility the Company incurred $954,000 of expenses related to early extinguishment of its loan agreement with Bank of America. This expense is presented in the Consolidated Statements of Operations for the year ended as of December 31, 1998, as an extraordinary item net of related tax benefit of $354,000.

  At December 31, 1998, all three instruments carried interest at a base rate of 7.75%. Shortly thereafter the Company elected a LIBOR rate option, which changed applicable interest on the line of credit, Term Loan A and Term Loan B to 7.0%, 7.25% and 7.5%, respectively. At March 26, 1999, the weighted average interest rate for all three loans was 7.1%.

  Availability for the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At December 31, 1998, the Company's borrowing base was $50.3 million, of which $37.2 million had been advanced, leaving remaining availability of $13.1 million.

  On February 19, 1999, Heller established a $5 million reserve on the line of credit as a result of the Company being in default on certain financial covenants. On March 26, 1999, certain exchange gears were temporarily excluded from the borrowing base as they were located in ineligible foreign countries. At March 26, 1999, excluding the $4.0 million unavailable as a result of these foreign gears, the Company's borrowing base was $51.2 million, of which $43.0 million had been advanced, leaving remaining availability (after the $5 million reserve) of $3.2 million.

  On March 10, 1999, the Company entered into a Forbearance Agreement with Heller which waived certain violations of financial covenants in the Heller Agreement. In consideration therefor, the Company agreed to: (i) accept certain stricter financial controls; (ii) provide a consolidated business plan, and an operational improvements plan for the UK subsidiary; (iii) pay a $75,000 fee, and (iv) hire a third party consultant to evaluate improvement plans underway in the UK subsidiary.

  This agreement was subsequently extended in a Second Forbearance Agreement with an effective date of April 13, 1999. In exchange for Heller's continued agreement to forbear, the Company agreed to: (i) continue the tighter financial controls and retain a consultant as required in the Forbearance Letter; (ii) accept a 1.5% interest rate increase on the revolving line; (iii) forego the ability to elect the LIBOR interest rate option; (iv) forego the benefit of future interest rate reductions if financial conditions improve; and (v) provide supplemental financial statements for 1998 conforming to certain financial criteria.

  Unique Investment Corporation ("Unique"), an entity controlled by shareholders of the Company, has a $5 million subordinated debt agreement with the Company. At the closing of the Heller Agreement, $2.5 million of principal related to this debt was repaid to Unique.

  As additional consideration for the Second Forbearance Agreement, Unique (or a shareholder of Unique) has agreed to provide Heller by April 23, 1999, a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B. Upon delivery of this guarantee and letter of credit, the $5.0 million reserve against the line of credit shall be released, and the Company will pay, to the extent available on the line of credit, up to $4.15 million to reduce the outstanding principal balance on Term Loan B to $2.5 million. At such time as the balance on Term Loan B is reduced to $2.5 million, all remaining principal payments shall be deferred until the expiration of Term Loan B on December 31, 2003. The Second Forbearance Agreement expires on April 30, 1999. The Company and Heller are continuing to negotiate a longer term amendment to the credit facility.

The Company's note payable balance consists of the following:

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1998          1997
                                                                                   ------------   -----------

Note payable to a financial institution, payable in 19
quarterly installments of $153,000, and a final payment
of $1,375,000 plus interest at prime rate, secured by the
fixed assets of the Company, maturing December 31, 2003.
The interest rate in effect at December 31, 1998, was 7.75%.                        $ 4,280,000   $        --

Note payable to a financial institution, payable in
quarterly installments of $350,000, plus interest at
prime rate maturing December 31, 2003.  The
interest rate in effect at December 31, 1998. was 7.75%.                              7,000,000            --
Note payable to a bank, payable in quarterly
installments increasing from $212,500 in 1997 to $625,000
in 2002, plus interest at either the offshore rate plus
1.875% or the bank's reference rate, paid in
full in 1998.                                                                                --    12,650,000

Note payable to related party, interest accrues
monthly at the greater of prime plus 4% or 11.8% per
annum, interest payments due monthly, subordinated
to the line of credit and term loans, maturing on the earlier of the date such balance can be repaid per the loan
agreement or June 30, 2005.                                                           2,500,000     6,500,000
                                                                                    -----------   -----------

                                                                                     13,780,000    19,150,000
   Less current                                                                      11,280,000     1,450,000
                                                                                    -----------   -----------

                                                                                    $ 2,500,000   $17,700,000
                                                                                    ===========   ===========

 Maturity of notes payable as of December 31, 1998, is summarized as follows:

                                     1999                 $11,280,000
                                     2000                          --
                                     2001                          --
                                     2002                          --
                                     2003                   2,500,000
                                                          -----------
                                                          $13,780,000
                                                          ===========

  In February, 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates in its floating-rate long-term debt. The Swap Agreement has an initial notional amount of $14,700,000 reducing to $8,550,000 through the expiration date of March 28, 2002. The Company is required to pay interest on the notional amount at the rate of 6.39% and receives from the bank a percentage of the notional amount based on a floating interest rate. The Swap Agreement effectively reduces its interest rate exposure to a fixed rate of 6.39% of the notional amount. The floating interest rate in effect under the Swap Agreement is 5.625%. The Swap Agreement had a negative fair market value of $458,000 at December 31, 1998. The Swap Agreement is collateralized by a $1 million Treasury Bill, which is included in Other Assets at cost, which approximates the fair value.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

  The Company leases its facilities, certain office equipment and a vehicle under operating lease agreements, which expire through June 2023, and which contain certain escalation clauses based on various inflation indexes. Future minimum rental payments as of December 31, 1998, are summarized as follows:

                                     1999                 $ 3,835,000
                                     2000                   3,279,000
                                     2001                   3,271,000
                                     2002                   3,214,000
                                     2003                   3,212,000
                                     2004 and thereafter   45,706,000
                                                          -----------
                                                          $61,517,000
                                                          ===========

  In July 1997 the Company entered into a 13-year operating lease for additional office space and warehouse facilities. In addition, significant leasehold improvement costs were incurred during the year ended December 31, 1997.

  The Company incurred rent expense of approximately $586,000, $109,000, $795,000 and $2,898,000 for the ten months ended October 31, 1996, the two months ended December 31, 1996, the year ended December 31, 1997, and the year ended December 31, 1998, respectively.

Employment Agreements

  The Company is obligated under certain management employment contracts through October 31, 2001. Future minimum salary expense related to these contracts are summarized as follows:

                                     1999      $  749,000
                                     2000         525,000
                                     2001         451,000
                                     2002         160,000
                                     2003         120,000
                                               ----------
                                               $2,005,000
                                               ==========

Environmental Remediation

  During 1993, the Company and other parties became defendants in a United States Environmental Protection Agency and State of California lawsuit (the "Plaintiffs") alleging violations of certain environmental regulations related to the contamination of ground water in the San Fernando Valley Basin that resulted from the release of hazardous substances.

  During 1996, the Company recorded additional reserves related to this matter for total reserves of $657,000 at October 31, 1996 and December 31, 1996. The Company has been indemnified by BTR plc for any claims related to this matter in excess of the amount recorded. The amount recorded at December 31, 1996, represented the Company's portion of a settlement that was reached with the Plaintiffs during 1997.

  Included in general and administrative expense for the ten months ended October 31, 1996, is $947,000 of legal fees and settlement cost associated with investigating, defending and settling the environmental remediation matter. There were no corresponding costs incurred in the two months ended December 31, 1996 or the years ended December 31, 1997 and 1998.

Litigation

  The Company is involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of the business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7.  RELATED PARTY TRANSACTIONS

  The Predecessor Company generated revenue and purchased goods and services from its Parent and various subsidiaries of its Parent (collectively the "Affiliates"). Certain long-term purchase agreements with the Affiliates have continued under the Successor company.

  Total revenue for the ten months ended October 31, 1996, from the Affiliates was approximately $331,000. Total purchases for the ten months ended October 31, 1996, from the Affiliates was approximately $5,437,000.

  In the ordinary course of business, the Company pays sales commissions to a company which is also a shareholder of the Company. For the year ended December 31, 1997 and 1998, the Company paid $556,000 and $408,000, respectively of commissions and reimbursed expenses to this related party.

  As more fully described in Note 5, the Company is subject to a $5,000,000 note payable to Unique, an entity controlled by shareholders of the Company. In December 1998 the Company made a $2,500,000 principal payment on this note to Unique. This debt is included in long-term notes payable on the 1997 and 1998 balance sheets. Interest expense on this note payable for the years ended December 31, 1997 and 1998, amounted to $74,000 and $601,000, respectively. See also Note 14--Subsequent Events, Related Party Transactions.

Management Fee

  The Company had an agreement (the "Old Management Agreement") with Unique to pay a management fee of $25,000 per month. Certain shareholders of the Company are related parties to Unique. The Company paid and included in general and administrative expense $50,000 to Unique during the period from November 1, 1996, through December 31, 1996, and $300,000 during the period from January 1, 1997, through December 31, 1997.

  In September 1997, the Company and Unique entered into a new management services agreement (the "New Management Services Agreement") pursuant to which, upon the consummation of the Offering, the Old Management Agreement was terminated, and Unique became entitled to receive $150,000 per year payable monthly commencing in January 1999 for certain management services rendered to the Company. No management fees were paid to Unique during 1998.

  The New Management Services Agreement will terminate upon the Company completing an underwritten public offering in which selling shareholders offer 25% or more of the common stock sold in such offering.

  In September 1997, the Company also entered into a mergers and acquisitions agreement with Unique pursuant to which Unique received $300,000 upon the closing of the BA Acquisition for services provided in connection with the acquisition. Such amount was recorded as part of the cost of the BA assets.

Due to Parent and Affiliates

  The Predecessor generally funded its operations through borrowings from the Parent through October 31, 1996. The Predecessor made payments against such borrowings based on cash availability although there were no contractual payment terms. During the ten months ended October 31, 1996, the weighted average interest rate was 4.9%. During the ten months ended October 31, 1996, the average borrowings outstanding on the Due to Parent and Affiliates account was approximately $32,978,000. The Company recognized interest expense on borrowings from its Parent and affiliates of $1,609,000. All borrowing amounts due to Parent and affiliates were settled in connection with the November 1, 1996, acquisition of the Company.

Parent Company Allocation of Expenses

  The Predecessor received a charge from its Parent for certain insurance (i.e., workers' compensation, product liability, group medical, etc.) and employee benefit program expenses that were contracted and paid by the Parent and allocated to the various subsidiaries. Management believes these allocations approximate the amounts that would have been incurred had the Predecessor operated on a stand-alone basis. Included in general and administrative expense and cost of revenues is $1,504,000 for the ten months ended October 31, 1996, of costs charged to the Predecessor by the Parent for these programs.

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

  The exercise price of any incentive stock options granted may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Nonqualified options may be granted under the 1997 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The number of options outstanding and the exercise price thereof are subject to adjustments in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

  In November 1997, the Board of Directors of the Company granted six-year options to purchase 259,572 shares of common stock under the 1997 Plan. All of these options are exercisable at the initial public offering price per share (i.e., $8 per share). The options generally are subject to vesting and become exercisable at a rate of 5% per quarter from the date of grant, subject to the optionee's continuing employment with the Company. Certain options become fully vested and exercisable upon a change in control.

  In addition, in November 1997, the Board of Directors granted five-year management stock options to purchase an aggregate of 115,365 shares of common stock. All of these options are vested and are exercisable at the initial public offering price per share.

  The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Therefore, the following information is presented in accordance with the provisions of that Statement.

  Had the Company elected to recognize compensation cost based on the fair value of options granted as prescribed by FAS 123, net income and earnings per share would have been reported as the pro forma amounts indicated below for the year ended December 31, 1998:



     Reported net loss                  ($2,198,000)

     Pro forma net loss                  (2,695,000)

     Reported diluted loss per share          (0.39)

     Pro forma diluted loss per share         (0.48)


  The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Risk free interest rate                   5.2%

     Dividend yield                              0%

     Expected stock price volatility          75.0%

     Expected option lives

       Incentive                              5.0   years

       Non-qualified                          5.0   years


  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly uncertain, particularly the expected stock price volatility of the underlying stock. Because changes in these uncertain input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.


  For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense for a full year as certain options were granted at different times during the year and it does not consider future grants. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.


  A summary of the Company's stock option plans and changes in outstanding options for the year ended December 31, 1998, is presented below:


                                                  Shares        Weighted
                                                   Under        Average
                                                  Option     Exercise Price
                                                 ---------   --------------
     Options granted in connection with IPO       374,937        $8.00
     Options granted                              406,892         4.48
     Options cancelled                           (168,722)        8.00
     Options exercised                                 --           --
                                                  -------
     Options outstanding at end of year           613,107         5.66
                                                  -------
     Options exercisable at end of year           165,836         4.76
                                                  -------
     Weighted average fair value of options
          granted during the year                                $2.61
                                                                 =====

  Included in the totals of options granted and options cancelled were 144,207 options that were repriced from $8.00 to $3.56. These options included all 115,365 options granted to senior management in November 1997, and 28,842 options granted to senior management under the 1997 Plan. These options were repriced to be consistent with options granted to certain members of middle management in October 1998. The strike price for these options was established at the $3.56 closing price of the Company's common stock on the date issued.


The following table summarizes stock options outstanding information at December
31, 1998.


                      Options Outstanding                                               Options Exercisable
-------------------------------------------------------------------------------   ---------------------------------
                                            Weighted-Average                                         Weighted
   Range of                                     Remaining      Weighted Average                       Average
Exercise Prices           Outstanding       Contractual Life    Exercise Price    Exercisable     Exercise Price
---------------           -----------       ----------------    --------------    -----------     --------------
$6.91-$7.90                  43,261               9.8                $7.00                --           $0.00
$7.90-$8.89                 235,937               8.7                $8.00            44,703           $8.00
$8.89-$9.88                  14,861               9.2                $9.88                --           $0.00
$2.96-$3.95                 319,048               7.6                $3.56           121,133           $3.56
                            -------               ---                -----           -------           -----
                            613,107               9.2                $5.66           165,836           $4.75
                            =======                                                  =======

9.  EMPLOYEE BENEFIT PLANS

  During the ten months ended October 31, 1996, the Company recorded a net periodic pension expense of $234,000 as part of the allocated charges from the Parent.

  Effective January 1, 1997, the Company adopted a defined benefit pension plan (the "1997 Plan") to provide retirement benefits to its employees. This non-contributory plan covers substantially all employees of the Company as of the effective date of the plan. Pursuant to plan provisions, normal monthly retirement benefits are equal to the participant's credited benefit service (up to a maximum of 35 years), times the sum of 0.75% of the participant's final average monthly compensation, plus 0.65% of such compensation in excess of the participant's covered average monthly wage. The plan also provides for early retirement and certain death and disability benefits. The Company's funding policy for the plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.

  The net pension cost for the Company-sponsored defined benefit pension plan for the years ended December 31, 1997 and 1998, includes the following components:

                                                                 Pension Benefits
                                                                 -----------------
                                                                       1998              1997
                                                                 -----------------   ------------
          Change in benefit obligation
             Benefit obligation at beginning of year                   $1,040,000    $        --
             Service cost                                                 137,000         94,000
             Interest cost                                                 73,000         54,000
             Actuarial losses                                              87,000        147,000
             Prior service costs                                               --        745,000
             Benefits paid                                                 (8,000)            --
                                                                       ----------    -----------
             Benefit obligation at end of year                          1,329,000      1,040,000
                                                                       ----------    -----------
          Change in plan assets
             Fair value of plan assets at beginning of year                    --             --
             Actual return on plan assets                                  51,000             --
             Company contributions                                        340,000             --
             Benefits paid                                                 (8,000)            --
                                                                       ----------    -----------
             Fair value of plan assets at end of year                     383,000             --
                                                                       ----------    -----------

          Funded status of the plan (underfunded)                        (946,000)    (1,040,000)
          Unrecognized net actuarial losses                               149,000        113,000
          Unamortized prior service cost                                  711,000        745,000
                                                                       ----------    -----------
          Prepaid (accrued) benefit cost                               $  (86,000)   $  (182,000)
                                                                       ==========    ===========

  The Company made contributions of $340,000 to the Plan during 1998. No contributions were made to the Plan during 1997.

  The assumptions used in the determination of the net pension cost for the defined benefit pension plan for the years ended December 31, 1997 and 1998, were as follows:


     Discount rate                                      7%
     Rate of increase in compensation levels            3%
     Expected long-term rate of return on assets        7%

  Effective January 1, 1997, the Company also adopted a defined contribution 401(k) retirement savings plan which covers substantially all employees of the Company. Plan participants are allowed to contribute up to 15% of their base annual compensation and are entitled to receive a company match equal to 50% of the participant's contribution up to a maximum of 6% of the participant's annual base compensation. Participant contributions to the plan are immediately fully vested while the Company matching contributions are subject to a five-year vesting period. All contributions to the plan are held in a separate trust account. During the years ended December 31, 1997, and December 31, 1998, the Company's matching contribution amounted to $137,000 and $168,000, respectively. This amount was expensed during the period and is included in the Statement of Operations.

  Employees associated with the BA Acquisition continued to participate in the BA pension plan in 1998. The Company incurred $436,000 of expense related to contributions to this plan. As of December 31, 1998, the Company had accrued $100,000 which will be contributed to the BA plan in 1999. As of January 1, 1999, the Company instituted its own pension plan for UK employees which covers the former BA employees. The Company has no further obligation to the BA Plan as of January 31, 1999.

10.  RESTRUCTURING CHARGES

  The Predecessor closed its facility in Miami, Florida, in May 1996. This closure and the transfer of certain fixed assets and inventory to the Sun Valley, California, facility resulted in a nonrecurring restructuring charge of $1,196,000 in the Statement of Operations for the ten months ended October 31, 1996. The nonrecurring charge primarily includes costs incurred related to fixed and other asset write-offs of approximately $600,000, payroll and severance costs of approximately $190,000, moving and integration costs of approximately $243,000, with the remainder applied to facility and other charges. Additionally, the Company recorded Miami related inventory write-offs of approximately $489,000, which were charged to cost of sales during the ten months ended October 31, 1996. Revenue and operating loss of Miami, Florida, operations were approximately $2,049,000 and ($40,000), respectively for the ten months ended October 31, 1996.

11.  SHAREHOLDERS'  EQUITY

  AqHawk, Inc., was formed on November 1, 1996, with the issuance of 400 shares of Series A Preferred Stock to an individual for $2,000,000 and the issuance of 5,741,206 shares of common stock to the same individual, certain shareholders of Unique, and certain members of management of the Company. Effective November 1, 1996, AqHawk, Inc., merged with the Company through the issuance of 2,870,603 shares of common stock of the Company in exchange for the 5,741,206 shares of common stock of AqHawk, Inc., and the issuance of 400 shares of Series A Preferred Stock of the Company for 400 shares of Preferred Stock of AqHawk, Inc. A value of $40,000 was assigned to 229,648 shares of common stock issued to management, and such amount was expensed as compensation expense in the two months ended December 31, 1996.

  In 1997 the Company received $1,000,000 for the issuance of 101,619 shares of the Company's common stock. The capital infusion was made pursuant to an agreement under which the majority shareholder had agreed to provide to the Company up to $1,000,000 in return for common stock. The Series A Preferred Stock was converted into 250,000 shares of common stock in connection with the Company's initial public offering.

  As part of the Company's initial public offering, warrants to purchase 222,716 shares were issued to the underwriters. These warrants allow them to purchase a share of stock for each warrant at $8.00 per share. The Board of Directors has reserved 972,595 shares for these warrants, for options issued in 1997, and for options issued or available with respect to the 1997 Plan.

  In connection with the initial public offering, the Company effected a
579.48618 for one stock split of the Company's common stock in November 1997 and a one for .9907406 reverse stock split in January 1998. All references in the accompanying financial statements to the number of shares of common stock, per common share amounts have been retroactively adjusted to reflect the stock splits. All of the Company's Series A Preferred Stock were converted into an aggregate of 250,000 shares of common stock. In addition, the Company's capital structure was changed to reflect 20,000,000 shares of common stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the shareholders.

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

13.  SEGMENT INFORMATION

  On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments and their enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.


                                          United States    United Kingdom    Consolidated
                                          -------------    --------------    ------------
As of December 31, 1998
-----------------------
Total assets                                $46,202,000       $41,035,000     $87,237,000
Total long-lived assets (net of
   depreciation and amortization)            17,097,000        30,078,000      47,175,000

For the year ended December 31, 1998
------------------------------------
Revenue by location of operations            49,232,000        15,919,000      65,151,000
Loss before income tax benefit
   and extraordinary item                      (382,000)       (2,618,000)     (3,000,000)

  The Company generated revenue from customers located outside of the United States of $4,493,000, $1,517,000, $11,856,000 and $26,660,000, of which
$2,887,000, $1,191,000, $9,901,000 and $10,802,000 were revenues generated from the Company's United States location for the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

14.  SUBSEQUENT EVENTS (unaudited)

  UK Facility Lease. In April 1999 the Company entered into a 25-year operating lease for a new 140,000 square foot facility in Hayes, approximately four miles from Heathrow Airport. This facility replaces the current UK facility belonging to British Airways on Heathrow. The Company takes possession of the building in April 1999, and commences rent payments in October 1999. Annual rental payments under the operating lease are $1,992,000.

  Related Party Transactions. In April 1999, Unique (or a shareholder of Unique) has agreed to provide Heller a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B. See also "Note 5--Successor Lines of Credit and Notes Payable".

  Preferred Share Purchase Rights. On March 25, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights will be attached to the Company's common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of the Company's common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $15.

  The Company is not aware of any current intent to acquire a sufficient number of shares of the Company's stock to trigger distribution of the Rights.

  If the Company is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of Hawker Pacific Aerospace's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of its common shares having a market value of twice such price.

  Following an acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and before an acquisition of 50% or more of the common stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one one-hundredth of a share of the new series of junior participating preferred stock per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

  The Rights are intended to enable the Company's shareholders to realize the long-term value of their investment in the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

  The dividend distribution was made on March 25, 1999, payable to the shareholders of record on that date. The Rights will expire on March 25, 2009. The Rights distribution is not taxable to shareholders.



               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Accounts Receivable Allowance for Doubtful Accounts


                                         Balance at   Charged to   Charged to     Balance at
                                         Beginning    Costs and      Other        the End of
Description                              of Period     Expenses     Accounts      Deductions (a)    Period
-----------                              ---------     --------     --------      --------------    ------
          Predecessor
Ten Months Ended October 31, 1996         $ 39,000     $345,000      $    --       ($188,000)      $196,000

     Successor
Two Months Ended December 31, 1996         196,000           --           --        (129,000)        67,000
Year Ended December 31, 1997                67,000      167,000           --         (87,000)       147,000
Year Ended December 31, 1998              $147,000     $158,000      $28,000        ($32,000)      $301,000
---------------------

(a)  Represents amounts written-off against the allowance for doubtful accounts.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HAWKER PACIFIC AEROSPACE

                                              By  /s/ Daniel J. Lubeck
                                              ------------------------

                                              Daniel J. Lubeck
                                              Chairman Of The Board

Date:  April 14, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Daniel J. Lubeck          Chairman of the Board           April 14, 1999
-------------------------------   and Secretary
Daniel J. Lubeck

   /s/ David L. Lokken            President, Chief Executive      April 14, 1999
-------------------------------   Officer and Director
David L. Lokken                   (Principal Executive
                                  Officer)


   /s/ Philip M. Panzera          Vice President and Chief        April 14, 1999
-------------------------------   Financial Officer (Principal
Philip M. Panzera                 Financial and Accounting
                                  Officer)


   /s/ John G. Makoff             Director                        April 14, 1999
-------------------------------
John G. Makoff

   /s/ Scott W. Hartman           Director                        April 14, 1999
-------------------------------
Scott W. Hartman

   /s/ Joel F. McIntyre           Director                        April 14, 1999
-------------------------------
Joel F. McIntyre

   /s/ Daniel C. Toomey, Jr.      Director                        April 14, 1999
-------------------------------
Daniel C. Toomey, Jr.

   /s/Mellon C. Baird             Director                        April 14, 1999
-------------------------------
Mellon C. Baird

Exhibit 21.1    Subsidiaries of Registrant

  Registrant has one wholly-owned subsidiary, Hawker Pacific Aerospace Ltd., which is located and incorporated in the United Kingdom.