Form 10-K405/A
period 1998-12-31
HAWKER PACIFIC AEROSPACE
filed 1999-04-30
CIK 1049625

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

[ x ]   Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934

                  For the fiscal year ended December 31, 1998

                                      or

[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

  For the transition period from ____________ TO _____________              .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [ x ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ x ]

This amendment provides the information required under Part III of Form 10-K.

Part III incorporates information by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission in June 1999.

                                   PART III

ITEM 10 --  DIRECTORS AND EXECUTIVE OFFICERS

  Set forth below is certain information with respect to the directors and executive officers of the Company.

Name                      Age                        Position
--------------------      ---   ------------------------------------------------------
Daniel J. Lubeck.......    37   Chairman of the Board (1)(2)(4) and Secretary
David L. Lokken........    52   President, Chief Executive Officer and Director (2)(4)
Philip M. Panzera......    49   Vice President and Chief Financial Officer
Brian S. Carr..........    42   Managing Director of Sun Valley Operations
Dennis M. Biety........    51   Managing Director of United Kingdom Operations
Michael A. Riley.......    53   Vice President-Hydromechanical Business Unit
Mellon C. Baird........    68   Director (3)(4)
Scott W. Hartman.......    36   Director (2)
John G. Makoff.........    36   Director
Joel F. McIntyre.......    60   Director (1)(3)
Daniel C. Toomey, Jr...    35   Director (1)(3)
--------------------

(1)   Member of Compensation Committee
(2)   Member of Nominating Committee
(3)   Member of Audit Committee
(4)   Member of Executive Committee

  Daniel J. Lubeck, 37, has served as Chairman of the Board since January 1999. Mr. Lubeck has been a director and the Company's Secretary since December 1996. Since July 1996, Mr. Lubeck has served as a Managing Director of Unique Investment Corporation ("Unique"). Mr. Lubeck has served as the Chief Executive Officer of a private manufacturing concern, and also sits on the Boards of various private companies. From March 1993 until he joined Unique, Mr. Lubeck was an attorney with McIntyre, Lubeck, Borgess & Burns, a multi-service law firm. He has also served as an attorney with Paul, Hastings, Janofsky & Walker from 1987 until 1992, and with Manatt, Phelps & Philips, LLP from 1992 until 1993. Mr. Lubeck earned a B.A. in Economics from the University of California-San Diego, and a J.D. from the University of Southern California.

  David L. Lokken, 52, joined the Company in May 1989 as Executive Vice President and Chief Operating Officer. He has served as President and Chief Executive Officer of the Company since June 1993, and as a Director of the Company since 1994. From November 1985 until he joined the Company, Mr. Lokken served as Vice President and General Manager of Cleveland Pneumatic's Product Service Division. Mr. Lokken previously served as Vice President, Technical Operations, for the Flying Tiger cargo airline. He has also held avionics and product engineering positions with Western Airlines and the Sperry Flight Systems Division. Mr. Lokken holds a B.S. in Electrical Engineering from North Dakota State University and an M.B.A. from Arizona State University.

  Philip M. Panzera, 49, joined the Company in October 1998 as Vice President of Corporate Development, and since March 1999 has served as Vice President and Chief Financial Officer. Mr. Panzera has held a number of senior management positions as Chief Financial Officer, Chief Operating Officer, President and Director in both private and public companies. He has worked as an attorney, specializing in tax and corporate law, and business planning, and has also served with Coopers & Lybrand. Mr. Panzera received a B.A. from Methodist College, an M.B.A. from the Rutgers University Graduate School of Management, and a J.D. from the Rutgers University School of Law.

  Brian S. Carr, 42, became Managing Director of Sun Valley Operations in November 1997 after having served as Vice President of the Landing Gear Business Unit since he joined the Company in January 1993. From 1980 until he joined the Company, Mr. Carr held various engineering, technical sales and management positions with Cleveland Pneumatic's Product Service Division and Dowty Aerospace. Mr. Carr holds a B.S. in Aerospace Engineering Technology from Kent State University.

  Dennis M. Biety, 51, joined the Company in November 1998 as the Managing Director of the Hawker Pacific Aerospace Ltd. subsidiary in the United Kingdom. Mr. Biety has served as Vice President, Landing Gear and Hydromechanical Products, and then President with Messier Services America. He has held other senior positions in marketing and program management, and has also served as a corporate counsel in several organizations. Mr. Biety has a B.A. from the University of Illinois, and a J.D. from Wake Forest University.

  Michael A. Riley, 53, joined the Company's predecessor as Vice President of Marketing in October 1989 and has served as Vice President of the Hydromechanical Business Unit since January 1994. From 1982 until he joined the Company, Mr. Riley held various positions in the aerospace/aircraft industry with Abex Aerospace and Dunlop Aviation. Mr. Riley served as a helicopter pilot in the United States Navy after receiving a B.S. in Engineering from the United States Naval Academy, Annapolis, Maryland.

  Mellon C. Baird, 68, became a director of the Company in March 1998. Mr. Baird is serving as Chief Executive Officer of Titan Systems and Senior Vice President of the Titan Corporation. He was Chairman, President and Chief Executive Officer of Delfin Systems, a private company, from 1990 until 1998. From 1987 to 1989, Mr. Baird served as President and Chief Executive Officer of Tracor, Inc., a privately-held company. From 1986 until 1987, Mr. Baird served as President, Chief Operating Officer and a director of Tracor, a publicly-held company. Mr. Baird currently serves on the Board of Directors of Software Spectrum, Inc. and EDO Corporation, which are both publicly-held companies. Mr. Baird received a B.B.A. and an M.B.A. from the University of North Texas in 1956 and 1961, respectively.

  Scott W. Hartman, 36, became a director of the Company in December 1996, and served as Chairman of the Board from March 1997 to January 1999. Since March 1995, Mr. Hartman has served as a Managing Director of Unique. From December 1993 until he joined Unique, Mr. Hartman served as Chief Executive Officer of Nucor World Industries, a private holding company. From December 1991 until December 1993, Mr. Hartman served as a Vice President of Business Development for City National Bank, and from May 1983 until he joined City National Bank, he held various management positions with Emerson Electric Company. Mr. Hartman earned a B.S. from Indiana University.

  John G. Makoff, 36, became a director of the Company in December 1996. Mr. Makoff founded Unique in June 1993 and currently serves as one of its Managing Directors. From June 1991 until he founded Unique, Mr. Makoff served as Manager for Computerland of Pasadena, Inc., a computer reseller. Mr. Makoff holds a B.A. from Lewis & Clark University.

  Joel F. McIntyre, 60, became a director of the Company in February 1998. From 1963 through 1993, Mr. McIntyre was an attorney with the law firm of Paul, Hastings, Janofsky and Walker. In 1993, Mr. McIntyre founded his own law firm, specializing in merger and acquisition transactions. Mr. McIntyre currently serves on the Board of Directors of International Aluminum Corporation, a publicly-held company. Mr. McIntyre received a B.A. from Stanford University in 1960, and a J.D. from the University of California- Los Angeles in 1963.

  Daniel C. Toomey, Jr., 35, became a director of the Company in February 1998. Since January 1998, Mr. Toomey has served as the President and Chief Executive Officer of Nomadix, LLC. Mr. Toomey served as Vice President and Chief Financial Officer of Eltron International, Inc., a publicly-held company, from October 1992 until December 1997. From 1987 until he joined Eltron, Mr. Toomey was employed with Arthur Andersen LLP, where he served as Manager in the Enterprise Division of its Woodland Hills, California office. Mr. Toomey received a B.A. from the University of California-Los Angeles in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Directors, executive officers and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of copies of reports filed with the SEC and submitted to the Company, the Company believes that all of the Company's directors, executive officers and greater-than-ten-percent shareholders filed all required reports on a timely basis.

ITEM 11 -- EXECUTIVE  COMPENSATION

  The following table sets forth certain compensation earned or accrued during the years ended December 31, 1996, 1997 and 1998 by the Company's Chief Executive Officer and the Company's other highly compensated executive officers whose total salary and bonus during the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                        Long-term Compensation
                                                                                        ----------------------
                                                                                                 Awards         Payouts
                                                                                         --------------------   -------
    Securities
                                                                                       Restricted  Underlying              All Other

                                                         Annual Compensation              Stock     Options/     LTIP       Compen-
                                                   ----------------------------------
  Name and Principal Position               Year   Salary      Bonus(1)       Other       Awards    SARs (#)    Payouts     sation
-----------------------------------------   ----   --------   ----------    ----------    -------   --------    -------     ------
David L. Lokken..........................   1998   $222,351      $22,431         -           -          -           -          -
 Chief Executive Officer                    1997    233,147       44,358         -           -          -           -          -
                                            1996    192,566       67,125    $173,220(2)      -          -           -          -

Brian S. Aune............................   1998   $135,885      $10,669         -           -          -           -          -
 Chief Financial Officer                    1997    117,302       21,097         -           -          -           -          -
                                            1996     98,440       28,763         -           -          -           -          -

Brian S. Carr............................   1998   $136,022      $10,669         -           -          -           -          -
 Managing Director of Sun Valley            1997    125,156       21,097         -           -          -           -          -
  Operations                                1996    111,258       26,910         -           -          -           -          -


Michael A. Riley.........................   1998   $115,003      $ 9,438         -           -          -           -          -
 Vice PresidentHydromechanical Business     1997    113,430       18,663         -           -          -           -          -
  Unit                                      1996     95,584       23,550         -           -          -           -          -

-----------

(1)  Bonus amounts are shown in the year accrued.
(2) Nonrecurring payment made for services rendered in connection with BTR Dunlop, Inc.'s, sale of the Company, of which 31% was paid in 1996 and 69% was paid in 1997.

Employment Arrangements

  In November 1996, the Company entered into an employment agreement with David
L. Lokken pursuant to which Mr. Lokken agreed to serve as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of five years and as amended in 1997 provides for an annual base salary of $205,000, a performance bonus to be awarded in accordance with the terms and conditions of a separate Management Incentive Compensation Plan, and a monthly automobile allowance of $1,500. Pursuant to the employment agreement, the Company may terminate Mr. Lokken's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Lokken's employment without cause, Mr. Lokken would be entitled to receive a severance amount equal to his annual base salary for the greater of two years or the balance of the term of his employment agreement, and a bonus for the year of termination. In the event of a termination by reason of Mr. Lokken's death or permanent disability, his legal representative will be entitled to receive his annual base salary for the remaining term of his employment agreement.

  In November 1996, the Company entered into employment agreements with Brian S. Carr, the Company's Managing Director of Sun Valley Operations, and Michael A. Riley, the Company's Vice President-Hydromechanical Business Unit. The employment agreements are each for an initial term of three years and as amended in 1997 provide for annual base salaries of $130,000 and $115,000, respectively, performance bonuses to be awarded in accordance with the terms and conditions of a separate Management Incentive Compensation Plan, and monthly automobile allowances of $750. In February 1999, Mr. Carr's employment contract was further amended to increase his base salary to $160,000. In the event the Company terminates their employment without cause, Messrs. Carr and Riley would each be entitled to receive a severance amount equal to his respective annual base salary for the greater of one year or the balance of the term of his employment agreement, and a bonus for the year of termination. In the event of a termination by reasons of Messrs. Carr's or Riley's death or permanent disability, his legal representative will be entitled to receive his annual base salary for the remaining term of his employment agreement.

  In November 1996, the Company entered into an employment agreement with Brian
S. Aune, the Company's former Vice President and Chief Financial Officer. The terms of Mr. Aune's employment during 1998 were identical to those provided in Mr. Carr's employment contract, as amended in 1997. In March 1999, Mr. Aune's employment with the Company was terminated without cause. In accordance with his employment contract, Mr. Aune received a severance payment equal to one year's salary and certain benefits.

  In addition, pursuant to each of their amended employment agreements, in the event of, or termination following, a change in control of the Company, as defined in the agreements, Mr. Lokken and each of Messrs. Carr and Riley would be entitled to receive 18 and 12 months salary, respectively, based on the total annual salary then in effect, paid according to a schedule to be determined at the time such event occurs.

Compensation of Directors

  Messrs. Baird, McIntyre and Toomey receive a cash fee of $1,500 per regular and special Board meeting attended in person, or $1,000 per telephonic Board meeting, plus an additional $500 per month for being a member of one or more committees of the Board. At the discretion of the Board, these three directors may also be granted stock options.

  In January 1998, Messrs. McIntyre and Toomey were each granted five-year options to purchase up to 14,861 shares, exercisable at $8.00 per share, vesting 33 1/3% per year beginning on the first anniversary of the effective date of the initial public offering. In March 1998, the Company granted Mr. Baird five-year options to purchase up to 14,861 shares, exercisable at the then current market price, vesting 33 1/3% per year beginning on the first anniversary of the date of grant. Directors are also reimbursed for expenses incurred in connection with the performance of services as directors.


Option/SAR Grants

  The following table sets forth information on stock options granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1998.

                              OPTION GRANT TABLE

                                                                                           Potential realizable value at
                                                                                           assumed annual rates of stock
                            Individual grants                                            price appreciation for option term
---------------------------------------------------------------------------------      --------------------------------------
                            Number of
                            Shares of              % of Total
                          Common Stock              Options        Exercise
                           Underlying              Granted to       of base
                             Options              Employees in       Price               Expiration
       Name                  Granted              Fiscal Year     ($/Sh)(3)                 Date                 5%        10%
-------------------   ---------------------       -----------     ---------      ---------------------------   -------    -------
David L. Lokken             187,471 (1)                0%           $ 3.56       72,105 on November 14, 2002    53,319    119,132
                                                                      8.00       115,366 on November 14, 2007  508,836  1,253,288

Brian S. Aune                43,261 (2)                0%           $ 3.56       14,420 on November 14, 2002    11,063     23,825
                                                                      8.00       28,841 on November 14, 2007   127,207    313,317

Brian S. Carr                43,261 (2)                0%           $ 3.56       14,420 on November 14, 2002    11,063     23,825
                                                                      8.00       28,841 on November 14, 2007   127,207    313,317

Michael A. Riley             43,261 (2)                0%           $ 3.56       14,420 on November 14, 2002    11,063     23,825
                                                                      8.00       28,841 on November 14, 2007   127,207    313,317
------------------

(1) 72,105 of these options were fully vested and exercisable on the date of grant and are for a term of five years. 115,366 of these options are for a term of ten years, subject to earlier termination in certain events related to termination of employment, and vest at the rate of 5% every three months after the grant date so that all of the options will be fully vested and exercisable on the fifth anniversary of the grant date.

(2) 14,420 of these options were fully vested and exercisable on the date of grant and are for a term of five years. 28,841 of these options are for a term of ten years, subject to earlier termination in certain events related to termination of employment, and vest at the rate of 5% every three months after the grant date so that all of the options will be fully vested and exercisable on the fifth anniversary of the grant date.

(3) The exercise price and tax withholding related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions. With respect to options granted under the Company's 1997 Stock Option Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

Employee Defined Benefit Plan

  The following table sets forth the estimated monthly benefits under the pension Plan, without regard to any offsetting benefit which may be payable from the Defined Benefit Pension Plans of the Company's predecessors for service prior to January 1, 1997, based on the current benefit structure and assuming the participant's current age is 50.

                               PENSION PLAN TABLE

                                                Years of Service
                                       --------------------------------------------
            Remuneration                 15         20       25       30       35
-----------------------------------    ------     ------   ------   ------   ------
 $125,000...........................   $1,694     $2,294   $2,868   $3,442   $4,015
  150,000...........................    2,132      2,842    3,553    4,264    4,974
  175,000...........................    2,307      3,076    3,845    4,614    5,383
  200,000...........................    2,307      3,076    3,845    4,614    5,383
  225,000...........................    2,307      3,076    3,845    4,614    5,383
  250,000...........................    2,307      3,076    3,845    4,614    5,383
  300,000...........................    2,307      3,076    3,845    4,614    5,383
  400,000...........................    2,307      3,076    3,845    4,614    5,383
  450,000...........................    2,307      3,076    3,845    4,614    5,383
  500,000...........................    2,307      3,076    3,845    4,614    5,383

  The compensation covered by the Pension Plan includes basic salary or wages, overtime payments, bonuses, commissions and all other direct current compensation but does not include contributions by the Company to Social Security, benefits from stock options (whether qualified or not), contributions to this or any other retirement plans or programs or the value of any other fringe benefits provided at the expense of the Company. For benefit calculation purposes, a "highest five-year" average of compensation is used. Benefits are paid as straight-life annuities with no subsidies or effects. The compensation covered by the Pension Plan for all of the Named Executive Officers was limited to $160,000.

  The years of credited service for each Named Executive Officer who participates in the Pension Plan are as follows.

              Name                 Years
     -----------------------     ---------
     David L. Lokken              10 years
     Brian S. Aune                7 years
     Brian S. Carr                6 years
     Michael A. Riley             9 years

Report on Repricing of Options/SARs

      In October 1998, the Compensation Committee granted stock options to many members of middle management. The Compensation Committee felt it would be appropriate to reprice certain options of the named Executive Officers in order to be consistent with the options granted to middle management. The repriced options were issued pursuant to exemptions available under Section 3(9) of the Securities Act of 1933, as amended. The strike price for these options was established at the $3.56 closing price of the Company's common stock on the date issued.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                          Number of                                                 Length of
                                          securities    Market price     Exercise                original option
                                          underlying    of stock at      price at                 remaining at
                                         options/SARs     time of        time of        New         date of
                                         repriced or    repricing or   repricing or   exercise    repricing or
       Name                 Date         amended (#)     amendment      amendment      price        amendment
-------------------   ----------------   ------------   ------------   ------------   --------   ---------------
David L. Lokken       October 28, 1999      72,105          $3.56         $8.00         $3.56       47 months
Brian S. Aune         October 28, 1999      14,420          $3.56         $8.00         $3.56       47 months
Brian S. Carr         October 28, 1999      14,420          $3.56         $8.00         $3.56       47 months
Michael A. Riley      October 28, 1999      14,420          $3.56         $8.00         $3.56       47 months

Compensation Committee Interlocks and Insider Participation

  Messrs. McIntyre, Hartman and Toomey served on the Compensation Committee of the Company's Board of Directors during 1998. Mr. McIntyre serves as the Chairman of the committee. During 1998, Mr. Hartman also served as Chairman of the Board. In January 1999, Mr. Lubeck replaced Mr. Hartman on the committee.

  Mr. McIntyre, who is a Director of the Company and also a member of its Audit Committee, is a member of the firm of Law Offices of Joel McIntyre. During 1998, the Company paid Mr. McIntyre's firm approximately $268 for legal services rendered.


Compensation Committee Report

                      REPORT OF THE COMPENSATION COMMITTEE
              OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors is a standing committee comprised of three outside directors. One of the Compensation Committee's functions is to recommend to the Board of Directors base salary, incentive compensation and stock option awards for the executive officers of the Company. Each of the principal executive officers of the Company is presently employed pursuant to a written Employment Agreement. The Employment Agreement with Mr. Lokken provides for a term ending on October 31, 2001. Each Employment Agreement provides for the payment of a base salary and participation by the executive officer in the Company's Management Incentive Compensation Plan pursuant to a Management Incentive Compensation Agreement executed by the Company and the executive officer. Stock option awards are made pursuant to the Company's 1997 Stock Option Plan. No member of the Compensation Committee is eligible to participate in any of the plans or programs which it administers.

  Compensation Philosophy. The Compensation Committee's primary objective is to craft a compensation package for the Company's executive officers that aligns the interest of management with the long-term interests of the Company's shareholders. This is accomplished by tying major portions of executive compensation to the achievement of both individual and Company performance objectives which are directed at enhancing shareholder value. A second goal of the Compensation Committee is to implement a compensation philosophy that will both attract and retain the experienced and talented individuals who are essential to the Company's long-term success. The Committee regularly reviews publicly available information regarding compensation programs and philosophies of the Company's competitors, and other entities of a comparable size with the Company, with the objective of ensuring that the Company's compensation philosophy and programs remain competitive and appropriate.

  Each executive officer's compensation package is comprised of three principal components: (i) base salary; (ii) annual incentive compensation; and (iii) stock options.

  Base Salary. The current base salary of each of the Company's principal executive officers is set forth in the Employment Agreement between the Company and such executive officer. As a general principle, the Compensation Committee will attempt to establish and maintain base salaries within the range of salaries for companies of a size and engaged in a business comparable to the Company. Among the specific factors which are considered in establishing base salary levels for the Company's principal executive officers are (i) the executive officer`s recent and long-term performance; (ii) identifiable contribution by the executive officer to the Company's achievement of its performance objectives; (iii) level of responsibility; and (iv) years of service with the Company. Performance goals for each principal executive officer are established prior to the beginning of each fiscal year. These goals are established by the Chief Executive Officer with respect to other officers and by the Compensation Committee with respect to the Chief Executive Officer.

  Management Incentive Compensation Plan. Certain employees of the Company (including the Company's principal executive officers) are participants in the Company's Management Incentive Compensation Plan (the "Plan") pursuant to which they are entitled to receive performance based bonuses. Under the Plan, bonuses are based on the Company's actual percentage achievement (versus forecast) with respect to revenue, net income and return on net assets (calculated based upon operating income and average net assets). Under the Plan, the President and Vice Presidents have the potential of receiving bonuses equal to forty percent (40%) and thirty percent (30%) of their base salaries for the fiscal year, respectively, which can be doubled if the Company achieves between one hundred percent (100%) and one hundred twenty percent (120%) of forecast net income and at least one hundred percent (100%) of forecast revenues and return on net assets.

  Stock Options. Stock options are granted to principal executive officers under the Company's 1997 Stock Option Plan. The purpose of the 1997 Plan is to encourage and facilitate stock ownership by participants and to provide incentives to participants to remain in the employ of the Company and contribute to enhancing shareholder value over the long-term. The 1997 Plan is administered by the Board of Directors which has the discretion to select optionees and the terms and conditions of each option, subject to the provisions of the 1997 Plan. Options granted under the 1997 Plan may be either incentive stock options or nonqualified options.

  The foregoing report on executive compensation is provided by the following members of the Compensation Committee of the Board of Directors:

     Joel F. McIntyre, Chairman of the Compensation Committee
     Scott W. Hartman
     Daniel C. Toomey, Jr.

Performance Measurement Comparison

  The chart below depicts the cumulative total return to the Company's shareholders of a hypothetical $100 investment in the Company's common stock from January 29, 1998, the date of the Company's initial public offering, through December 31, 1998. Hypothetical investments of $100 in the NASDAQ Composite Index and the Standard and Poor's Small Cap Aerospace/Defense Index are shown for comparison.

  The Company does not believe that an appropriate industry index or peer group exists that would provide a meaningful comparison to the Company's common stock performance. There is no other public company in the United States of a similar size that provides similar services to the aerospace industry. All of the Company's principal competitors are either privately held, foreign based, significantly different in size or services offered, or divisions of much larger companies.

  This chart does not reflect the Company's forecast of future financial or market performance.

                              GRAPH APPEARS HERE

                                                                   1/29/98            12/31/98
-----------------------------------------------------------------------------------------------
  Hawker Pacific Aerospace                                        $    100           $   43.75
  S&P Small Cap Aerospace/Defense                                 $    100           $  110.07
  NASDAQ Composite                                                $    100           $  135.90
-----------------------------------------------------------------------------------------------

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of the Company's common stock as of April 20, 1999, by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of common stock; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and
(iv) all directors and executive officers of the Company as a group.

                                                     Number of Shares of     Percentage of
Name and Address(1)                                    Common Stock (2)     Outstanding (2)
--------------------------------------------------   --------------------   ---------------
Melanie L. Bastian................................           961,252              15.4%
John G. Makoff....................................           444,943               7.1%
Daniel J. Lubeck..................................           330,120               5.3%
Scott W. Hartman..................................           330,120               5.3%
David L. Lokken (3)...............................           250,244               4.0%
Brian S. Aune (4).................................            50,336                 *
Brian S. Carr (5).................................            51,778                 *
Michael A. Riley (5)..............................            51,778                 *
Mellon C. Baird...................................             6,954                 *
Joel F. McIntyre (6)..............................             6,954                 *
Daniel C. Toomey, Jr..............................             6,954                 *
All directors and executive officers as a group
  (12 persons)....................................         1,537,401              24.6%
-------------

*    Less than 1%
(1) The address for all persons is c/o the Company at 11240 Sherman Way, Sun Valley, California 91352-4942.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of March 31, 1999, are deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) Includes 106,714 shares issuable upon exercise of vested options to purchase common stock, and 143,530 shares held by the David L. Lokken and Susan M. Lokken Revocable Trust Dated 3-20-98, of which Mr. Lokken is a co-trustee.
(4) Includes 21,630 shares issuable upon exercise of vested options to purchase common stock.
(5) Includes 23,072 shares issuable upon exercise of vested options to purchase common stock.
(6) Consists of 2,000 shares held by Paul, Hastings, Janofsky & Walker for the benefit of Joel F. McIntyre as a self-directed retirement account.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Commencing in January, 1999, the Company began paying monthly management fees of $12,500 to Unique pursuant to a November, 1997, management services agreement. The management services agreement will terminate when the Company completes an additional underwritten public offering in which selling shareholders offer 25% or more of the aggregate amount of securities available in such offering.

  The Company has a $2.5 million long-term loan balance with Unique. Interest paid on this loan during 1998 amounted to $601,000. Unique also received $40,510 in 1998 for reimbursed expenses related to services performed by Unique, and its principals who serve as directors of the Company.

  During 1998 the Company paid Mr. McIntyre's law firm approximately $268 for legal services rendered.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HAWKER PACIFIC AEROSPACE


                                        By  /s/ Philip M. Panzera
                                        -------------------------
                                        Philip M. Panzera
                                        Vice President & Chief Financial Officer

     Date:  April 29, 1999