Form 10-Q
period 1999-03-31
HAWKER PACIFIC AEROSPACE
filed 1999-05-17
CIK 1049625

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO ______
                                               -----

     The number of shares of the registrant's common stock outstanding on May 14, 1999, was 5,822,222 shares.

================================================================================

                           HAWKER PACIFIC AEROSPACE

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)

                                                    March 31,    December 31,
                  ASSETS                              1999           1998
                                                   -----------   ------------
Current assets
 Cash                                              $ 1,536,000    $   560,000
 Trade accounts receivable, net                     12,386,000     12,303,000
 Other receivables                                     218,000        114,000
 Inventories                                        28,170,000     21,645,000
 Prepaid expenses                                      720,000        617,000
                                                   -----------    -----------
   Total current assets                             43,030,000     35,239,000

Equipment and leasehold improvements, net            8,988,000      9,298,000
Exchange assets, net                                39,406,000     37,877,000
Deferred taxes                                       1,874,000      1,916,000
Deferred financing costs                               883,000        798,000
Other assets                                         2,381,000      2,109,000
                                                   -----------    -----------
   Total assets                                    $96,562,000    $87,237,000
                                                   ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                  $17,089,000    $12,171,000
 Accrued liabilities                                 3,820,000      3,698,000
 Line of credit                                     43,185,000     37,185,000
 Current portion of notes payable                   10,777,000     11,280,000
                                                   -----------    -----------
   Total current liabilities                        74,871,000     64,334,000
                                                   -----------    -----------

Long-term debt                                       2,500,000      2,500,000

Shareholders' equity                                19,190,000     20,403,000
                                                   -----------    -----------
   Total liabilities and shareholders' equity      $96,562,000    $87,237,000
                                                   ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

                CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (unaudited)

                                                    Three months ended
                                                          March 31
                                                          --------

                                                    1999           1998
                                                 -----------    -----------
Revenue                                          $16,195,000    $13,667,000
Cost of revenue                                   12,796,000     10,470,000
                                                 -----------    -----------
Gross margin                                       3,399,000      3,197,000

Selling, general and administrative expense        2,193,000      1,862,000
                                                 -----------    -----------
Income from operations                             1,206,000      1,335,000

Interest expense                                   1,147,000        648,000
Interest income                                       (5,000)
                                                 -----------
Income before income taxes                            64,000        687,000

Provision for income taxes                            24,000        259,000
                                                 -----------    -----------
Net income                                       $    40,000    $   428,000
                                                 ===========    ===========

Earnings per common share - basic                $       .01    $       .09
Earnings per common share - diluted              $       .01    $       .08


Number of shares - basic                           5,822,222      5,013,333
Number of shares - diluted                         5,829,728      5,091,457

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)

                                                                            Three months ended
                                                                                 March 31
                                                                                 --------
                                                                           1999             1998
                                                                         --------         --------
Operating Activities
Net income                                                                $    40,000      $    428,000
Adjustments to reconcile net income to net cash used in
  operating activities:
  Deferred income taxes                                                        42,000           140,000
  Depreciation                                                                408,000           280,000
  Amortization                                                                633,000           220,000
  Other noncash items                                                             -              14,000
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables                                (202,000)       (3,660,000)
    Inventory                                                              (7,043,000)       (1,410,000)
    Other Assets                                                             (293,000)              -
    Prepaid expenses                                                         (111,000)         (216,000)
    Accounts payable                                                        4,528,000        (2,679,000)
    Deferred revenue                                                        1,077,000         1,014,000
    Accrued liabilities                                                    (1,131,000)        1,632,000
                                                                          -----------      ------------
  Cash used in operating activities                                        (2,052,000)       (4,237,000)

Investing Activities
Purchase of equipment, leasehold improvements and landing gear             (2,384,000)       (1,334,000)
Purchase of equipment and rotables from British Airways                           -         (17,524,000)
Purchase of inventory from British Airways                                        -          (1,947,000)
                                                                          -----------      ------------
  Cash used in investing activities                                        (2,384,000)      (20,805,000)

Financing Activities
Borrowings under bank note                                                        -          24,500,000
Principal payments on bank notes                                             (503,000)      (14,150,000)
Borrowings on line of credit                                                6,582,000         5,050,000
Payments on line of credit                                                   (582,000)       (8,529,000)
Proceeds from equity offering                                                     -          18,834,000
Deferred offering costs                                                      (130,000)              -
Deferred acquisition and loan fee expenses                                     45,000          (271,000)
                                                                          -----------      ------------
  Cash provided by financing activities                                     5,412,000        25,434,000
                                                                          -----------      ------------

Increase in cash                                                              976,000           392,000
Cash, beginning of period                                                     560,000           160,000
                                                                          -----------      ------------
Cash, end of period                                                       $ 1,536,000      $    552,000
                                                                          ===========      ============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                               $ 1,143,000      $    609,000
   Income taxes                                                                 3,000             6,000

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

        CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                  (unaudited)


                                                                             Other
                                    Common Stock            Retained     Comprehensive
                             --------------------------
                             # of Shares      Amount        Earnings         Income          Total
                             -----------   ------------   ------------   --------------   ------------
Balances at
  December 31, 1998            5,822,222    $21,108,000    ($ 941,000)     $   236,000     $20,403,000

Net income                                                     40,000                           40,000

Foreign currency
 translation adjustment                                                     (1,253,000)     (1,253,000)
                                                                                         -------------

Comprehensive income                                                                        (1,213,000)
                               ---------    -----------   -----------      -----------   -------------
Balances at
  March 31, 1999               5,822,222    $21,108,000   $  (901,000)     $(1,017,000)    $19,190,000
                               =========    ===========   ===========      ===========    ============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of March 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

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

Earnings per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding. The weighted average common shares used in calculating basic earnings per share were 5,822,222 and 5,013,333 for the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per share is based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 5,829,728 and 5,091,457, for the three months ended March 31, 1999 and 1998, respectively.

Stock Splits

The information set forth herein reflects a 579.48618 for one stock split effected in November 1997 and a one for .9907406 reverse stock split effected in January 1998. All references in the accompanying financial statements and notes to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock splits.

Inventories

Inventories are comprised of the following:

                                                    March 31,   December 31,
                                                      1999          1998
                                                    ---------   ------------
 Purchased parts and assemblies                   $21,202,000   $19,251,000
 Work in process                                    6,968,000     2,394,000
                                                  -----------   -----------

                                                  $28,170,000   $21,645,000
                                                  ===========   ===========

                           HAWKER PACIFIC AEROSPACE

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (continued)

Forward Looking Statements

Statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth for a variety of reasons. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of the Company's strategic operating plans.

2.   INITIAL PUBLIC OFFERING

On February 3, 1998, the Company completed an initial public offering of 2,766,667 shares of the Company's common stock. The Company received net proceeds of approximately $18.1 million, net of expenses of approximately $2.7 million. The Company used approximately $9.2 million of the net proceeds to fund a portion of the purchase price for certain assets of British Airways as discussed in Note 3, and approximately $7.6 million to repay a portion of the revolving and term debt previously outstanding under the Company's credit facility. The balance of the net proceeds has been used for working capital purposes.

3.   ACQUISITIONS

On February 4, 1998, the Company completed the acquisition of certain assets of the British Airways landing gear repair and overhaul operation for a purchase price of approximately $19.5 million. This acquisition resulted in the formation of a wholly owned subsidiary in the United Kingdom, Hawker Pacific Aerospace Ltd., which has been operational since that date.

4.   LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provides a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years. At March 31, 1999, the weighted average interest rate for all three loans was 7.1%.

On February 19, 1999, Heller established a $5 million reserve on the line of credit because the Company was in default on certain financial covenants. On March 10, 1999, the Company entered into a Forbearance Agreement with Heller which waived certain violations of financial covenants in the Heller Agreement. In consideration therefor, the Company agreed to: (i) accept certain stricter financial controls; (ii) provide a consolidated business plan, and an operational improvements plan for the UK subsidiary; (iii) pay a $75,000 fee and
(iv) hire a third party consultant to evaluate improvement plans underway in the UK subsidiary.

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

Unique Investment Corporation, an entity controlled by shareholders of the Company, has a $5 million subordinated debt agreement with the Company. At the closing of the Heller Agreement, $2.5 million of principal related to this debt was repaid to Unique.

As additional consideration for the Second Forbearance Agreement, Unique (or a shareholder of Unique) has agreed to provide Heller a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B. Upon delivery of this guarantee and letter of credit, the $5.0 million reserve against the line of credit shall be released, and the Company will pay, to the extent available on the line of credit, up to $4.15 million to reduce the outstanding principal balance on Term Loan B to $2.5 million. At such time as the balance on Term Loan B is reduced to $2.5 million, all remaining principal payments shall be deferred until the expiration of Term Loan B on December 31, 2003.

                           HAWKER PACIFIC AEROSPACE

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (continued)

The Second Forbearance Agreement expired on April 30, 1999, and the Company is presently in the final stages of its discussions with Heller to restructure the facility. Management believes the restructure will be accomplished before the end of May 1999.

As the Company has been in default of certain provisions of its loan agreement, Term Loans A and B were reclassified, in their entirety, as current obligations. The Company expects, however, that the Heller facility will be restructured, the five year amortization of Term Loan A will continue, and principal payments for Term Loan B will be deferred. In such event, of the $10.8 million balance on these two notes presently classified as a current liability, only $0.5 million of principal repayments will be required during the remainder of 1999.

Availability for the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At April 30, 1999, the Company's borrowing base was $48.9 million, of which $44.4 million had been advanced, leaving remaining availability of $4.5 million.

5.   SEGMENT  INFORMATION

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about business segments and enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.

                                              United States                United Kingdom               Consolidated
As of March 31                            1999           1998            1999          1998          1999           1998
--------------                         -----------   -------------   ------------   -----------   -----------   ------------
Total assets                           $52,733,000     $43,496,000   $43,829,000    $23,142,000   $96,562,000    $66,638,000
Total long-lived assets (net of
   depreciation and amortization)       18,953,000      16,655,000    29,442,000     18,579,000    48,395,000     35,234,000

For the quarter ended March 31
------------------------------
Revenue by location of operations       10,595,000      11,620,000     5,600,000      2,047,000    16,195,000     13,667,000
Income before income tax expense           847,000         376,000      (783,000)       311,000        64,000        687,000

The Company generated revenue from customers located outside of the United States of $7,726,000 and $5,395,000 for the quarters ended March 31, 1999 and 1998, respectively.

                           HAWKER PACIFIC AEROSPACE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report and in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto included herein, and with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Material Changes in Financial Condition

The following analysis compares material changes in the Company's financial position from December 31, 1998, to March 31, 1999.

Inventories increased from $21.6 million to $28.2 million during the first quarter of 1999. This increase resulted primarily from a higher level of work in process at the end of the quarter. Inventory also increased as a result of additional provisioning to meet the Company's increased customer support requirements.

Accounts payable increased from $12.2 million to $17.1 million primarily because of: (i) the purchase of a landing gear shipset; (ii) expenditures for leasehold improvements; and (iii) increased purchasing of equipment and inventory to meet additional customer support requirements.

The Company drew $6.0 million net on its revolving line of credit during the first quarter. These funds were used principally to support purchases for inventory, equipment, leasehold improvements and the landing gear shipset. At April 30, 1999, the Company has $4.5 million remaining available on its line of credit.

Since December 31, 1998, the Company has been in default of certain financial covenants related to its senior credit facility. The Company and Heller are in the final stages of discussions concerning restructuring this facility, and management believes such restructure will be accomplished before the end of May 1999.

Material Changes in Results of Operations

The following analysis compares the Company's results of operations for the quarter ended March 31, 1999, with the quarter ended March 31, 1998. The comparisons below will not be meaningful unless consideration is given to the fact that the Company's United Kingdom subsidiary began operations on February 4, 1998. Operations in this subsidiary began slowly, and there was a considerable amount of startup expense. As the Company recorded results of operations from this subsidiary for only a portion of the prior comparable period, both revenue and expense items for the first quarter of 1999 were correspondingly higher.

Revenue in the first quarter increased by 18% to $16.2 million, as compared with $13.7 million in the prior comparable period. While revenue from the Company's other operations increased slightly during the quarter, most of the revenue gain was a result of the Company's acquisition of the UK subsidiary.

Cost of revenue in the first quarter increased by 22% from $10.5 million to $12.8 million. This increase resulted directly from the addition of the UK subsidiary. During its first quarter of operation in 1998, the UK subsidiary incurred proportionally higher cost of revenue expenses as compared with the Company's long-established facility in Sun Valley. As a result, consolidated gross margin in the first quarter decreased by two percentage points as compared with the first quarter of 1998.

                           HAWKER PACIFIC AEROSPACE

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Selling, general and administrative expense increased by 18% in the first quarter as a result of additional expenses in the UK subsidiary. As a percent of revenue, selling, general and administrative expense for the quarter remained constant as compared with the first quarter of last year.

Interest expense increased by $0.5 million in the first quarter as a result of increased borrowings on the Company's line of credit. Interest expense is expected to continue to increase as further advances are drawn on the line of credit to fund capital expenditure requirements during the remainder of 1999.

As a result of the changes above, net income for the quarter decreased from $0.4 million to just above break-even. Results of operations have been adversely affected in general since the first quarter of last year as the UK subsidiary has been establishing and restructuring operations, and dealing with a very high degree of personnel turnover. The impact of these transition issues has been gradually decreasing, and the subsidiary has been making considerable progress in improving performance metrics.

During the second quarter of 1999, the UK subsidiary will be relocating to a new 140,000 square foot facility. The new facility will increase capacity and improve work flow, and will enable the subsidiary to provide additional services to its customers. Relocation costs and leasehold improvements for the new facility have been and will continue to be material during the second quarter. In addition, operating capacity will be reduced for a significant portion of the quarter. For these reasons, the Company anticipates that the second quarter results for the UK subsidiary will be adversely affected.

The Company believes that the UK subsidiary is still moving through a period of transition, and the Company does not believe that the first quarter results are representative of the results of operations which may be expected when the subsidiary is fully integrated, and has fully resolved remaining transition issues. The Company expects that the UK subsidiary will continue to record operational improvements, and that the remaining transition issues will be substantially resolved by the third quarter of this year after the relocation has been completed.

Year 2000 Issue

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

The Company has completed approximately 50% of the software reprogramming and replacement required, and expects to complete the remaining remedial work required no later than June 15, 1999. All communication systems within the Company will be Year 2000 compliant by the end of the second quarter. The Company is currently developing a contingency plan to handle any unanticipated year 2000 problems. The Company's contingency plan is scheduled to be completed by July 1999.

As of March 31, 1999, the total costs incurred to address the Company's year 2000 issues approximate $125,000. The Company estimates that another $70,000 of costs may be required to complete remediation efforts on the year 2000 issue. Given the nature of the Company's repair and overhaul operations, management does not believe such impact, if any, will be material. The Company believes it has an effective program in place to resolve this issue prior to the end of the third quarter.

                           HAWKER PACIFIC AEROSPACE

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. The Company's senior credit facility is comprised of two notes payable and a revolving line of credit, each of which currently carries an interest rate which varies in accordance with a Base Rate equal to the higher of the Federal Reserve prime rate, or the Federal Funds Effective Rate. The Company is presently subject to potentially material fluctuations in its debt service as the Base Rate changes. However, the Company is currently finalizing a restructure of the Heller facility, and management expects that the interest rate for the line of credit will be converted to a fixed rate. Accordingly, the Company does not believe that interest rate fluctuations will have a material impact on its financial condition or results of operations.

In February 1998, to reduce the impact of changes in interest rates on the Company's debt facility, the Company entered into an interest rate swap agreement. The swap agreement changed interest rate exposure to a fixed amount on a portion of the debt.


                          PART II  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 25, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights will be attached to the Company's common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of the Company's common stock. Each Right will entitle shareholders to buy one one-hundredth of a share at an exercise price of $15. The rights will expire on March 25, 2009.

If the Company is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Company's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, the number of its common shares having a market value of twice such price.

Following an acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and before an acquisition of 50% or more of the common stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one-hundredth of a share of new series of junior participating preferred stock per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

                           HAWKER PACIFIC AEROSPACE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.2 Rights Agreement, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (previously filed, as Form 8-A12G, with the Securities and Exchange Commission on March 23, 1999).
4.3 Amendment to Rights Agreement, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (previously filed, as Form 8-A12G/A, with the Securities and Exchange Commission on April 7, 1999).

27   Financial Data Schedule

(b)  Form 8-K

No reports were filed on Form 8-K during the quarter ended March 31, 1999.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HAWKER PACIFIC AEROSPACE


Date:  May 14, 1999               By    /s/  Daniel J. Lubeck
                                    --------------------------------------------
                                    Daniel J. Lubeck
                                    Chairman of the Board

Date:  May 14, 1999               By    /s/  David L. Lokken
                                    --------------------------------------------
                                    David L. Lokken
                                    President and Chief Executive Officer

Date:  May 14, 1999               By    /s/  Philip M. Panzera
                                    --------------------------------------------
                                    Philip M. Panzera
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)