Form 10-Q
period 1999-06-30
HAWKER PACIFIC AEROSPACE
filed 1999-08-16
CIK 1049625

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

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


                                (818) 765-6201
             (Registrant's Telephone Number, Including Area Code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES      X        NO
                                               -----------      ----------
The number of shares of the registrant's common stock outstanding on August 13, 1999, was 5,822,222 shares.

                         PART I  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)

                                                    June 30,     December 31,
ASSETS                                                1999           1998
                                                   -----------   ------------
Current assets
 Cash..........................................    $ 1,784,000    $   560,000
 Trade accounts receivable, net................      9,824,000     12,303,000
 Other receivables.............................         79,000        114,000
 Inventories...................................     22,812,000     21,645,000
 Prepaid expenses..............................        550,000        617,000
                                                   -----------    -----------
   Total current assets........................     35,049,000     35,239,000

Equipment and leasehold improvements, net......      7,946,000      9,298,000
Exchange assets, net...........................     40,490,000     37,877,000
Deferred taxes.................................      3,511,000      1,916,000
Deferred financing costs.......................        839,000        798,000
Construction in progress.......................      5,429,000        982,000
Other assets...................................        720,000      1,127,000
                                                   -----------    -----------
   Total assets................................    $93,984,000    $87,237,000
                                                   ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable..............................    $12,271,000    $12,171,000
 Accrued liabilities...........................      5,625,000      3,698,000
 Line of credit................................     51,816,000     37,185,000
 Current portion of notes payable..............      6,124,000     11,280,000
                                                   -----------    -----------
   Total current liabilities...................     75,836,000     64,334,000

Long-term debt.................................      2,500,000      2,500,000

Shareholders' equity...........................     15,648,000     20,403,000
                                                   -----------    -----------
   Total liabilities and shareholders' equity..    $93,984,000    $87,237,000
                                                   ===========    ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                     Three months ended
                                                           June 30
                                                  --------------------------
                                                     1999           1998
                                                  -----------    -----------
Revenue.........................................  $17,395,000    $17,372,000
Cost of revenue.................................   18,099,000     13,632,000
                                                  -----------    -----------
Gross margin....................................     (704,000)     3,740,000

Selling, general and administrative expense.....    2,524,000      2,228,000
                                                  -----------    -----------
Income (loss) from operations...................   (3,228,000)     1,512,000

Interest expense................................   (1,320,000)      (801,000)
                                                  -----------    -----------
Income (loss) before income taxes...............   (4,548,000)       711,000

Income tax expense (benefit)....................   (1,688,000)      (254,000)
                                                  -----------    -----------
Net income (loss)...............................  $(2,860,000)   $   965,000
                                                  ===========    ===========

Earnings (loss) per common share - basic          $      (.49)   $       .17
Earnings (loss) per common share - diluted        $      (.49)   $       .16


Number of shares - basic                            5,822,222      5,822,222
Number of shares - diluted                          5,822,222      6,023,152

     See accompanying Notes to Condensed Consolidated Financial Statements

             CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONSQ
                                  (unaudited)

                                                      Six months ended
                                                           June 30
                                                  --------------------------
                                                      1999           1998
                                                  -----------    -----------
Revenue.........................................  $33,590,000    $31,039,000
Cost of revenue.................................   30,896,000     24,102,000
                                                  -----------    -----------
Gross margin....................................    2,694,000      6,937,000

Selling, general and administrative expense.....    4,717,000      4,090,000
                                                  -----------    -----------
Income (loss) from operations...................   (2,023,000)     2,847,000

Interest expense................................   (2,461,000)    (1,449,000)
                                                  -----------    -----------
Income (loss) before income taxes...............   (4,484,000)     1,398,000

Income tax expense (benefit)....................   (1,664,000)         5,000
                                                  -----------    -----------
Net income (loss)...............................  $(2,820,000)   $ 1,393,000
                                                  ===========    ===========

Earnings (loss) per common share - basic          $      (.48)   $       .26
Earnings (loss) per common share - diluted        $      (.48)   $       .25


Number of shares - basic                            5,822,222      5,420,012
Number of shares - diluted                          5,822,222      5,573,074

     See accompanying Notes to Condensed Consolidated Financial Statements

             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)

                                                                            Six months ended
                                                                                 June 30
                                                                    --------------------------------
                                                                        1999               1998
                                                                    ------------       -------------
Operating Activities
Net income.....................................................     $(2,820,000)        $  1,393,000
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Deferred income taxes........................................       (1,595,000)            (12,000)
  Depreciation.................................................          816,000             637,000
  Amortization.................................................        1,272,000             657,000
  Other non-cash items.........................................          (85,000)                 --
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables..................        2,514,000          (6,900,000)
    Inventory..................................................       (1,167,000)         (3,669,000)
    Other Assets...............................................          407,000             587,000
    Prepaid expenses...........................................           67,000            (396,000)
    Accounts payable...........................................          100,000          (1,979,000)
    Deferred revenue...........................................        2,900,000             690,000
    Accrued liabilities........................................         (973,000)          3,341,000
                                                                     -----------        ------------
  Cash provided by (used in) operating activities..............        1,436,000          (5,651,000)

Investing Activities
Purchase of equipment, leasehold improvements and landing gear.       (5,200,000)         (5,360,000)
Payments for construction in progress..........................       (4,447,000)                 --
Purchase of equipment and rotables from British Airways........               --         (18,887,000)
Purchase of inventory from British Airways.....................               --          (1,962,000)
                                                                     -----------        ------------
  Cash used in investing activities............................       (9,647,000)        (26,209,000)

Financing Activities
Borrowings under bank note.....................................               --          13,285,000
Principal payments on bank notes...............................       (5,156,000)         (1,551,000)
Borrowings on line of credit...................................       15,694,000          11,905,000
Payments on line of credit.....................................       (1,062,000)         (9,964,000)
Proceeds from equity offering..................................               --          20,800,000
Deferred offering costs........................................         (130,000)         (1,966,000)
Deferred acquisition and loan fee expenses.....................           89,000            (235,000)
                                                                     -----------        ------------
  Cash provided by financing activities........................        9,435,000          32,274,000
                                                                     -----------        ------------

Increase in cash...............................................        1,224,000             414,000
Cash, beginning of period......................................          560,000             160,000
                                                                     -----------        ------------
Cash, end of period............................................      $ 1,784,000        $    574,000
                                                                     ===========        ============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest....................................................      $   991,000        $  1,391,000
   Income taxes................................................            3,000                  --

     See accompanying Notes to Condensed Consolidated Financial Statements

        CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                  (unaudited)


                                                                                         Other
                                               Common Stock           Accumulated    Comprehensive
                                        ---------------------------
                                        # of Shares      Amount         Deficit      Income (Loss)        Total
                                        -----------   -------------   ------------   --------------   -------------
Balances at
  December 31, 1998.................      5,822,222    $21,108,000      ($941,000)    $    236,000     $20,403,000

Net loss............................                                   (2,820,000)                      (2,820,000)

Foreign currency
 translation adjustment.............                                                    (1,935,000)     (1,935,000)
                                                                                                      ------------

Comprehensive loss..................                                                                    (4,755,000)
                                          ---------    -----------    -----------      -----------     -----------
Balances at
  June 30, 1999.....................      5,822,222    $21,108,000    ($3,761,000)     ($1,699,000)    $15,648,000
                                          =========    ===========    ===========    =============    ============


     See accompanying Notes to Consolidated Condensed Financial Statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of June 30, 1999, and December 31, 1998, and the results of its operations and cash flows for the three month and/or six month periods ended June 30, 1999 and 1998.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. The weighted average common shares used in calculating basic earnings per share were 5,822,222 and 5,822,222 for the three months ended June 30, 1999 and 1998, respectively, and 5,822,222 and 5,420,012 for the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per share are based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 5,822,222 and 6,023,152, for the three months ended June 30, 1999 and 1998, respectively, and 5,822,222 and 5,573,074, for the six months ended June 30, 1999 and 1998, respectively.

Inventories
Inventories are comprised of the following:
                                                    June 30,    December 31,
                                                     1999          1998
                                                  -----------   -----------
 Purchased parts and assemblies...............    $19,717,000   $19,251,000
 Work in process..............................      3,095,000     2,394,000
                                                  -----------   -----------
                                                  $22,812,000   $21,645,000
                                                  ===========   ===========

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

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (continued)

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

4.  LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provides a $55.0 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years. At June 30, 1999, the weighted average interest rate for all three loans was 7.75%.

Availability for the $55.0 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At July 31, 1999, the Company's borrowing base was $55.0 million, of which $52.9 million had been advanced, leaving remaining availability of $2.1 million.

The Company has been in violation of certain financial covenants in the Heller Agreement since December 31, 1998. Heller and the Company have been and remain in continued and evolving discussions to restructure this agreement. For the last few months there has been an informal understanding with Heller that the line would be restructured if the following principal conditions were met: (i) Term Loan B was paid down to $2.5 million, and the remaining principal balance was secured by a letter of credit; and (ii) the Company agreed to take certain steps to increase liquidity by $7.0 million. The increase in liquidity was to be generated from $5.0 million of new junior capital and $2.0 million from asset sales, or any combination thereof. This informal understanding was subject to formal review and approval by both Heller and the Company's Board.

The first condition has been completed, and a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B was provided by a shareholder of Unique Investment Corporation. Upon the completion of this condition: (i) Heller released a $5.0 million reserve on the revolving line of credit; and (ii) all remaining payments on Term Loan B were deferred until the end of the five-year term.

The Company is currently in discussions with several financing sources to meet Heller's second condition. Based on discussions to date, management believes that additional financing, in an amount greater than that requested by Heller, can be secured prior to September 30, 1999.

As a result of the Company's second quarter results of operations, Heller is presently re-examining the situation. Heller may subsequently request that the Company raise more than $7.0 million of liquidity, or Heller might propose further conditions to restructure the facility. Heller may also avail itself of other remedies available in the Heller Agreement, including the acceleration of principal balances. Based on numerous recent conversations with financing sources, management believes that senior financing to replace the Heller facility would be readily available if necessary.

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (continued)

As the Company has been in violation of certain provisions of its loan agreement, Term Loans A and B (amounting to $6.1 million at June 30, 1999) have been reclassified, in their entirety, as current obligations. However, with regard to this $6.1 million current liability, only $0.6 million of principal payments are currently required during the next twelve months.

In addition, as long as the Company's borrowing base exceeds the amount advanced on its line of credit, no principal payments will be required. If no principal payments become necessary on the line of credit, then only $0.6 million of the $57.9 million in Heller current liabilities will be payable in the next twelve months. This would correspond to an effective current ratio of 2.0 at June 30, 1999.

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

                                                United States                 United Kingdom                 Consolidated
As of June 30                               1999             1998           1999           1998           1999          1998
--------------                         --------------    ------------   ------------   ------------   ------------   -----------
Total assets.........................  $50,241,000        $48,287,000   $43,743,000    $30,917,000    $93,984,000    $79,204,000
Total long-lived assets (net of
   depreciation and amortization)....   21,594,000         19,972,000    26,842,000     22,248,000     48,436,000     42,220,000

For the quarter ended June 30
-----------------------------
Revenue by location of operations....   12,309,000         13,582,000     5,086,000      3,790,000     17,395,000     17,372,000
Income (loss) before income tax......     (346,000)           939,000    (4,202,000)      (229,000)    (4,548,000)       710,000

The Company generated revenue from customers located outside of the United States of $7,633,000 and $6,159,000 for the quarters ended June 30, 1999 and 1998, respectively.

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

Relocation of United Kingdom Subsidiary

During the second quarter the Company relocated its UK subsidiary from its prior location in a British Airways maintenance facility. This relocation materially affected the Company's financial condition and results of operations for the second quarter and six months ended June 30, 1999.

On April 15, 1999, the Company entered into a 25-year lease for a newly-constructed 142,000 square foot facility near Heathrow Airport in London. Additional construction and leasehold improvements were in progress throughout the second quarter.

In late May the UK subsidiary began the relocation, which was substantially completed by the end of July. The last functional area to be relocated is the plating shop, which is scheduled to be transferred in December. Until that time, there will be a slight increase in operating costs as overhaul items will occasionally have to be transferred between the two facilities for plating operations.

The new state-of-the-art facility was custom-designed for landing gear overhaul and repair operations. The facility has increased capacity, provided improved production and work-flow efficiencies, and significantly enhanced the ability of the UK operation to serve its customers.

Material Changes in Financial Condition

The following analysis compares material changes in the Company's financial position from December 31, 1998, to June 30, 1999.

Accounts receivable decreased from $12.3 million to $9.8 million primarily because of the relocation of the UK subsidiary. As a result of the relocation, revenue in June was $3.6 million lower than revenue in December.

Exchange assets increased from $37.9 million at the beginning of the year to $40.5 million at June 30, 1999, as additional landing gear rotable assets were purchased to meet increasing customer requirements.

Construction in progress increased from $1.0 million to $5.4 million, representing principally additional construction and leasehold improvements in the new UK facility. As the facility began full operations in the third quarter, most of this amount was transferred to fixed assets.

The Company has drawn $14.6 million on its revolving line of credit during the first two quarters of the year. Of this amount, $4.2 million was used to reduce the principal balance on Term Loan B, and $4.6 million was used to fund the UK relocation. The remaining $5.8 million was used principally to support purchases for inventory, equipment, and a landing gear shipset. At July 31, 1999, the Company had $2.1 million remaining available on its line of credit.

Despite the adverse impact of the UK relocation, the Company generated $1.4 million of operating cash flow during the first two quarters. While the Company is currently meeting all of its cash obligations, supplemental funding will be necessary during the next twelve months for planned capital expenditures and rotable purchases to support higher levels of projected revenue.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

The Company has been in violation of certain financial covenants in the Heller Agreement since December 31, 1998. Heller and the Company have been and remain in continued and evolving discussions to restructure this agreement. For the last few months there has been an informal understanding with Heller that the line would be restructured if the following principal conditions were met: (i) Term Loan B was paid down to $2.5 million, and the remaining principal balance was secured by a letter of credit; and (ii) the Company agreed to take certain steps to increase liquidity by $7.0 million. The increase in liquidity was to be generated from $5.0 million of new junior capital and $2.0 million from asset sales, or any combination thereof. This informal understanding was subject to formal review and approval by both Heller and the Company's Board.

The first condition has been completed, and a $2.5 million guarantee and stand-by letter of credit securing the Company's obligations to Heller related to Term Loan B was provided by a shareholder of Unique Investment Corporation. Upon the completion of this condition: (i) Heller released a $5.0 million reserve on the revolving line of credit; and (ii) all remaining payments on Term Loan B were deferred until the end of the five-year term.

The Company is currently in discussions with several financing sources to meet Heller's second condition. Based on discussions to date, management believes that additional financing, in an amount greater than that requested by Heller, can be secured prior to September 30, 1999.

As a result of the Company's second quarter results of operations, Heller is presently re-examining the situation. Heller may subsequently request that the Company raise more than $7.0 million of liquidity, or Heller might propose further conditions to restructure the facility. Heller may also avail itself of other remedies available in the Heller Agreement, including the acceleration of principal balances. Based on numerous recent conversations with financing sources, management believes that senior financing to replace the Heller facility would be readily available if necessary.

As the Company has been in violation of certain provisions of its loan agreement, Term Loans A and B (amounting to $6.1 million at June 30, 1999) have been reclassified, in their entirety, as current obligations. However, with regard to this $6.1 million current liability, only $0.6 million of principal payments are currently required during the next twelve months.

In addition, as long as the Company's borrowing base exceeds the amount advanced on its line of credit, no principal payments will be required. If no principal payments become necessary on the line of credit, then only $0.6 million of the $57.9 million in Heller current liabilities will be payable in the next twelve months. This would correspond to an effective current ratio of 2.0 at June 30, 1999.

Material Changes in Results of Operations

The following analysis compares the Company's results of operations for the quarter and six months ended June 30, 1999, with the quarter and six months ended June 30, 1998. Year-to-date comparisons below should take into consideration the fact that the Company's United Kingdom subsidiary began operations on February 4, 1998.

Revenue in the second quarter increased slightly to $17.40 from $17.37 million in 1998. Revenue for the six months increased by 8% to $33.6 million, as compared with $31.0 million in the prior comparable period. For both periods, most of the revenue gain was recorded in the Company's UK subsidiary.

Cost of revenue in the second quarter was materially affected by the UK relocation. Substantial operating hours were lost in the UK during this period, and to meet customer requirements the Company outsourced many jobs, to both subcontractors and its own Sun Valley facility. The increased level of outsourcing caused additional transportation costs to Sun Valley, and the loss of gross margin on outside subcontracted work. Gross margin was further impacted by a non-recurring inventory adjustment of $826,000 in the Sun Valley operation.

For the reasons above, consolidated cost of revenue for the second quarter was unusually high, causing a negative gross margin of ($704,000), or (4%). This negative gross margin combined with the 21% first quarter gross margin to reduce the year-to-date gross margin to 8%. Sun Valley results of operations, however, continue to exceed the Company's 1999 Business Plan in revenue, gross margin, operating income and net income. Sun Valley has also recently recorded record improvements in its overhead rate and labor efficiencies.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Second quarter and year-to-date selling, general and administrative expense increased because of additional costs associated with the UK operation, particularly with regard to the relocation, and the maintenance of dual facilities during most of the second quarter. Interest expense increased by $0.5 million for both the second quarter and the six months as a result of increased borrowings on the Company's line of credit.

As a result of the changes above, the Company recorded a net loss for the quarter and six months of ($2,860,000) and ($2,820,000), as compared with net income in the prior comparable periods of $965,000 and $1,393,000. Management believes that the impact of the UK relocation on the Company's operating results reported herein are transitional, non-recurring, and not indicative of the results of operations which may be expected in future periods. The impact of UK transition issues has been gradually decreasing during 1999, and the subsidiary has been making considerable progress in improving performance metrics. The brunt of the relocation impact was felt in the second quarter, although there will be some lesser third quarter impact as the move continued through the end of July. Management nevertheless believes that operating results for the remainder of the year will show significant improvement.

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

Based on a review of its product lines, the Company has determined that its products and services do not require remediation to be Year 2000 compliant. The Company has also completed an evaluation of the readiness status of its significant suppliers and subcontractors, and has not discovered any problems that would affect the Company's operations. All communication systems within the Company are Year 2000 compliant, and the Company has developed a contingency plan to handle any unanticipated year 2000 problems.

As of June 30, 1999, the total costs incurred to address the Company's year 2000 issues approximate $175,000. The Company estimates that another $25,000 of costs may be required to complete final testing efforts on the year 2000 issue. Given the nature of the Company's repair and overhaul operations, and the readiness efforts already completed, management does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products, services or operations.

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

Interest Rate Risk. The Company's senior credit facility is comprised of two notes payable and a revolving line of credit, each of which currently carries an interest rate which varies in accordance with a Base Rate equal to the higher of the Federal Reserve prime rate, or the Federal Funds Effective Rate. The Company is subject to potentially material fluctuations in its debt service if the Base Rate should change significantly.

In February 1998, to reduce the impact of changes in interest rates on the Company's debt facility, the Company entered into an interest rate swap agreement. The swap agreement changed interest rate exposure to a fixed amount on a portion of the debt.

                           PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 1999.


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date:  August 13, 1999           By    /s/  Daniel J.Lubeck
                                 __________________________
                                 Daniel J. Lubeck
                                 Chairman of the Board

Date: August 13, 1999            By    /s/  David L.Lokken
                                 _________________________
                                 David L. Lokken
                                 President and Chief Executive Officer

Date: August 13, 1999            By    /s/  Philip M.Panzera
                                 ___________________________
                                 Philip M. Panzera
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)