Form 10-Q/A
period 1999-06-30
HAWKER PACIFIC AEROSPACE
filed 1999-11-15
CIK 1049625

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1


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


                                (818) 765-6201
             (Registrant's Telephone Number, Including Area Code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES      X        NO
                                               -----------      -----------


The number of shares of the registrant's common stock outstanding on November 11, 1999, was 5,822,222 shares.

===============================================================================

                           HAWKER PACIFIC AEROSPACE

First Amendment to 10-Q for period ended June 30, 1999
-------------------------------------------------------

During October 1999, the Company's senior lender, Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"), notified Hawker Pacific that it had undercharged the Company by $425,000 in interest during the period from April 1 through September 30, 1999. This amount was properly reclassified back to the second and third quarters, requiring this restatement of the Company's second quarter report.


$195,000 of the amount undercharged by Heller is attributable to the second quarter. Net of tax, the Company's net loss for the quarter increased by $122,000 ($0.02 per share). The following table summarizes the effect on the Company's Statements of Operations.

  US$ thousands, except per share         3 months ended 6/30/99            6 months ended 6/30/99
-----------------------------------------------------------------------------------------------------
                                       As reported      As restated      As reported      As restated
-----------------------------------------------------------------------------------------------------
Interest expense                           $  1,320         $  1,515         $  2,461        $  2,656
-----------------------------------------------------------------------------------------------------
Net loss                                    ($2,860)         ($2,982)         ($2,820)        ($2,942)
-----------------------------------------------------------------------------------------------------
Loss per share: basic and diluted            ($0.49)          ($0.51)          ($0.48)         ($0.51)
-----------------------------------------------------------------------------------------------------

Attached are all four restated financial statements. No other changes are required for the Company's financial statement Notes, Management's Discussion and Analysis, or Part II, Other Information.



                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE



Date:   November 11, 1999        By    /s/  Philip M. Panzera
                                   _____________________________
                                    Philip M. Panzera
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)

                           HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)

                                                    June 30,     December 31,
ASSETS                                                1999           1998
                                                   -----------   ------------
Current assets
 Cash                                              $ 1,784,000    $   560,000
 Trade accounts receivable, net                      9,824,000     12,303,000
 Other receivables                                      79,000        114,000
 Inventories                                        22,812,000     21,645,000
 Prepaid expenses                                      550,000        617,000
                                                   -----------    -----------
   Total current assets                             35,049,000     35,239,000

Equipment and leasehold improvements, net            7,946,000      9,298,000
Exchange assets, net                                40,490,000     37,877,000
Deferred taxes                                       3,584,000      1,916,000
Deferred financing costs                               839,000        798,000
Construction in progress                             5,429,000        982,000
Other assets                                           720,000      1,127,000
                                                   -----------    -----------
   Total assets                                    $94,057,000    $87,237,000
                                                   ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                  $12,466,000    $12,171,000
 Accrued liabilities                                 5,625,000      3,698,000
 Line of credit                                     51,816,000     37,185,000
 Current portion of notes payable                    6,124,000     11,280,000
                                                   -----------    -----------
   Total current liabilities                        76,031,000     64,334,000

Long-term debt                                       2,500,000      2,500,000

Shareholders' equity                                15,526,000     20,403,000
                                                   -----------    -----------
   Total liabilities and shareholders' equity      $94,057,000    $87,237,000
                                                   ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                       Three months ended
                                                            June 30
                                                 ------------------------------

                                                     1999             1998
                                                 -------------     -----------

Revenue                                          $  17,395,000     $17,372,000
Cost of revenue                                     18,099,000      13,632,000
                                                 -------------     -----------
Gross margin                                          (704,000)      3,740,000

Selling, general and administrative expense          2,524,000       2,228,000
                                                 -------------     -----------
Income (loss) from operations                       (3,228,000)      1,512,000

Interest expense                                    (1,515,000)       (801,000)
                                                 -------------     -----------
Income (loss) before income taxes                   (4,743,000)        711,000

Income tax expense (benefit)                        (1,761,000)       (254,000)
                                                 -------------     -----------
Net income (loss)                                 ($ 2,982,000)    $   965,000
                                                 =============     ===========

Earnings (loss) per common share - basic             ($ 0.51)           $ 0.17
Earnings (loss) per common share - diluted           ($ 0.51)           $ 0.16


Number of shares - basic                           5,822,222         5,822,222
Number of shares - diluted                         5,822,222         6,023,152


     See accompanying Notes to Condensed Consolidated Financial Statements in the Company's Quarterly Report for the period ended June 30, 1999

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                        Six months ended
                                                            June 30
                                                 ------------------------------
                                                      1999            1998
                                                 -------------     -----------
Revenue                                          $  33,590,000     $31,039,000
Cost of revenue                                     30,896,000      24,102,000
                                                 -------------     -----------
Gross margin                                         2,694,000       6,937,000

Selling, general and administrative expense          4,717,000       4,090,000
                                                 -------------     -----------
Income (loss) from operations                       (2,023,000)      2,847,000

Interest expense                                    (2,656,000)     (1,449,000)
                                                 -------------     -----------
Income (loss) before income taxes                   (4,679,000)      1,398,000

Income tax expense (benefit)                        (1,737,000)          5,000
                                                 -------------     -----------
Net income (loss)                                 ($ 2,942,000)    $ 1,393,000
                                                 =============     ===========

Earnings (loss) per common share - basic               ($ 0.51)         $ 0.26
Earnings (loss) per common share - diluted             ($ 0.51)         $ 0.25


Number of shares - basic                             5,822,222       5,420,012
Number of shares - diluted                           5,822,222       5,573,074


     See accompanying Notes to Condensed Consolidated Financial Statements in the Company's Quarterly Report for the period ended June 30, 1999

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)

                                                                             Six months ended
                                                                                 June 30
                                                                    ---------------------------------
                                                                          1999              1998
                                                                    -----------------   -------------
Operating Activities
Net income                                                              ($ 2,942,000)   $  1,393,000
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Deferred income taxes                                                   (1,668,000)        (12,000)
  Depreciation                                                               816,000         637,000
  Amortization                                                             1,272,000         657,000
  Other non-cash items                                                       (85,000)             --
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables                              2,514,000      (6,900,000)
    Inventory                                                             (1,167,000)     (3,669,000)
    Other Assets                                                             407,000         587,000
    Prepaid expenses                                                          67,000        (396,000)
    Accounts payable                                                         295,000      (1,979,000)
    Deferred revenue                                                       2,900,000         690,000
    Accrued liabilities                                                     (973,000)      3,341,000
                                                                       -------------    ------------
  Cash provided by (used in) operating activities                          1,436,000      (5,651,000)

Investing Activities
Purchase of equipment, leasehold improvements and landing gear            (5,200,000)     (5,360,000)
Payments for construction in progress                                     (4,447,000)             --
Purchase of equipment and rotables from British Airways                           --     (18,887,000)
Purchase of inventory from British Airways                                        --      (1,962,000)
                                                                       -------------    ------------
  Cash used in investing activities                                       (9,647,000)    (26,209,000)

Financing Activities
Borrowings under bank note                                                        --      13,285,000
Principal payments on bank notes                                          (5,156,000)     (1,551,000)
Borrowings on line of credit                                              15,694,000      11,905,000
Payments on line of credit                                                (1,062,000)     (9,964,000)
Proceeds from equity offering                                                     --      20,800,000
Deferred offering costs                                                     (130,000)     (1,966,000)
Deferred acquisition and loan fee expenses                                    89,000        (235,000)
                                                                       -------------    ------------
  Cash provided by financing activities                                    9,435,000      32,274,000
                                                                       -------------    ------------

Increase in cash                                                           1,224,000         414,000
Cash, beginning of period                                                    560,000         160,000
                                                                       -------------    ------------
Cash, end of period                                                    $   1,784,000    $    574,000
                                                                       =============    ============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                            $     991,000    $  1,391,000
   Income taxes                                                                3,000              --

     See accompanying Notes to Condensed Consolidated Financial Statements in the Company's Quarterly Report for the period ended June 30, 1999

                           HAWKER PACIFIC AEROSPACE

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)



                                    Common Stock                             Other
                             ---------------------------    Accumulated   Comprehensive
                             # of Shares      Amount         Deficit      Income (Loss)        Total
                             -----------   -------------   ------------   --------------   -------------
Balances at
  December 31, 1998            5,822,222    $21,108,000      ($941,000)    $    236,000     $20,403,000

Net loss                                                    (2,942,000)                      (2,942,000)

Foreign currency
 translation adjustment                                                      (1,935,000)     (1,935,000)
                                                                                           ------------

Comprehensive loss                                                                           (4,877,000)
                               ---------    -----------    -----------    -------------    ------------
Balances at
  June 30, 1999                5,822,222    $21,108,000    ($3,883,000)     ($1,699,000)    $15,526,000
                               =========    ===========    ===========    =============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements in the Company's Quarterly Report for the period ended June 30, 1999