Form 10-Q
period 1999-09-30
HAWKER PACIFIC AEROSPACE
filed 1999-11-15
CIK 1049625

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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


The number of shares of the registrant's common stock outstanding on November 12, 1999, was 5,822,222 shares.
================================================================================

                           HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                   September 30,   December 31,
                ASSETS                                 1999            1998
                                                   -------------   ------------
Current assets
 Cash                                               $  3,358,000    $   560,000
 Trade accounts receivable, net                       13,442,000     12,303,000
 Other receivables                                       154,000        114,000
 Inventories                                          20,607,000     21,645,000
 Prepaid expenses                                        553,000        617,000
                                                    ------------    -----------
   Total current assets                               38,114,000     35,239,000

Equipment and leasehold improvements, net             15,496,000      9,298,000
Exchange assets, net                                  41,563,000     37,877,000
Deferred taxes                                         3,367,000      1,916,000
Deferred financing costs                                 790,000        798,000
Construction in progress                                       0        982,000
Other assets                                           1,657,000      1,127,000
                                                    ------------    -----------
   Total assets                                     $100,987,000    $87,237,000
                                                    ============    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                   $ 13,748,000    $12,171,000
 Accrued liabilities                                   6,436,000      3,698,000
 Line of credit                                       54,222,000     37,185,000
 Current portion of notes payable                      6,321,000     11,280,000
                                                    ------------    -----------
   Total current liabilities                          80,727,000     64,334,000

Long-term debt                                         2,500,000      2,500,000

Shareholders' equity                                  17,760,000     20,403,000
                                                    ------------    -----------
   Total liabilities and shareholders' equity       $100,987,000    $87,237,000
                                                    ============    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three months ended
                                                        September 30
                                                        ------------

                                                     1999            1998
                                                  -----------     -----------

Revenue                                           $23,472,000     $16,494,000
Cost of revenue                                    18,508,000      13,673,000
                                                  -----------     -----------
Gross margin                                        4,964,000       2,821,000

Selling, general and administrative expense         2,496,000       1,868,000
                                                  -----------     -----------
Income from operations                              2,468,000         953,000

Interest expense                                   (1,636,000)       (903,000)
                                                  -----------     -----------
Income before income taxes                            832,000          50,000

Income tax expense                                    314,000          18,000
                                                  -----------     -----------
Net income                                        $   518,000     $    32,000
                                                  ===========     ===========

Earnings per common share - basic                      $ 0.09          $ 0.01
Earnings per common share - diluted                    $ 0.09          $ 0.01


Number of shares - basic                            5,822,222       5,822,222
Number of shares - diluted                          5,826,725       5,886,653


     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Nine months ended
                                                          September 30
                                                          ------------
                                                      1999            1998
                                                 -------------     -----------
Revenue                                          $  57,061,000     $47,533,000
Cost of revenue                                     49,403,000      37,776,000
                                                 -------------     -----------
Gross margin                                         7,658,000       9,757,000

Selling, general and administrative expense          7,213,000       5,958,000
                                                 -------------     -----------
Income from operations                                 445,000       3,799,000

Interest expense                                    (4,292,000)     (2,352,000)
                                                 -------------     -----------
Income (loss) before income taxes                   (3,847,000)      1,447,000

Income tax expense (benefit)                        (1,423,000)         23,000
                                                 -------------     -----------
Net income (loss)                                 ($ 2,424,000)    $ 1,424,000
                                                 =============     ===========

Earnings (loss) per common share - basic               ($ 0.42)         $ 0.26
Earnings (loss) per common share - diluted             ($ 0.42)         $ 0.25


Number of shares - basic                             5,822,222       5,555,555
Number of shares - diluted                           5,822,222       5,681,120


     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Nine months ended
                                                                               September 30
                                                                               ------------
                                                                         1999               1998
                                                                    --------------   ------------------
Operating Activities
Net income                                                           ($ 2,424,000)        $  1,424,000
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Deferred income taxes                                                (1,415,000)            (106,000)
  Depreciation                                                          1,291,000            1,105,000
  Amortization                                                          1,949,000            1,097,000
  Other non-cash items                                                   (102,000)                  --
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables                          (1,181,000)          (3,688,000)
    Inventory                                                             903,000           (4,451,000)
    Prepaid expenses and other current assets                           1,110,000             (288,000)
    Accounts payable                                                    1,549,000            1,611,000
    Deferred revenue                                                    2,305,000               79,000
    Accrued liabilities                                                   428,000            3,065,000
                                                                    -------------         ------------
  Cash provided by (used in) operating activities                       4,413,000             (152,000)

Investing Activities
Purchase of equipment, leasehold improvements and landing gear        (13,700,000)          (5,826,000)
Purchase of equipment and rotables from British Airways                        --          (23,599,000)
Purchase of inventory from British Airways                                     --           (1,962,000)
Purchase of other assets                                                       --               79,000
                                                                    -------------         ------------
  Cash used in investing activities                                   (13,700,000)         (31,308,000)

Financing Activities
Borrowings under bank note                                                     --           13,285,000
Principal payments on bank notes                                       (4,959,000)            (103,000)
Principle payments on related party note                                                    (1,500,000)
Borrowings/payments on line of credit                                  17,037,000            2,316,000
Proceeds from equity offering                                                  --           20,800,000
Deferred offering costs                                                  (126,000)          (1,966,000)
Deferred acquisition and loan fee expenses                                133,000             (209,000)
                                                                    -------------         ------------
  Cash provided by financing activities                                12,085,000           32,623,000
                                                                    -------------         ------------

Increase in cash                                                        2,798,000            1,163,000
Cash, beginning of period                                                 560,000              160,000
                                                                    -------------         ------------
Cash, end of period                                                 $   3,358,000         $  1,323,000
                                                                    =============         ============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                         $   3,424,000         $  2,367,000
   Income taxes                                                                --            2,879,000

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)



                                     Common Stock                              Other
                             ----------------------------   Accumulated    Comprehensive
                              # of Shares       Amount        Deficit      Income (Loss)        Total
                             -------------   ------------   ------------   --------------   -------------
Balances at
  December 31, 1998             5,822,222     $21,108,000     ($941,000)     $   236,000     $20,403,000

Net loss                                                     (2,424,000)                      (2,424,000)

Foreign currency
 translation adjustment                                                         (219,000)       (219,000)
                                                                                            ------------

Comprehensive loss                                                                            (2,643,000)
                               ----------     -----------   -----------    -------------    ------------
Balances at
  September 30, 1999            5,822,222     $21,108,000   ($3,365,000)     $    17,000     $17,760,000
                               ==========     ===========   ===========    =============    ============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements for Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of September 30, 1999, and December 31, 1998, and the results of its operations and cash flows for the three month and/or nine month periods ended September 30, 1999 and 1998.

Contingencies

The Company is party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations and cash flows or financial position of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. The weighted average common shares used in calculating basic earnings per share were 5,822,222 and 5,822,222 for the three months ended September 30, 1999 and 1998, respectively, and 5,822,222 and 5,555,555 for the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per share are based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method. The weighted average of common and common equivalent shares used in calculating diluted earnings per share were 5,826,725 and 5,886,653, for the three months ended September 30, 1999 and 1998, respectively, and 5,822,222 and 5,681,120, for the nine months ended September 30, 1999 and 1998, respectively.

Inventories
Inventories are comprised of the following:
                                                  September 30,   December 31,
                                                      1999           1998
                                                   -----------    -----------
   Purchased parts and assemblies                  $18,929,000    $19,251,000
   Work in process                                   1,678,000      2,394,000
                                                   -----------    -----------
                                                   $20,607,000    $21,645,000
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

                           HAWKER PACIFIC AEROSPACE


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

4.  LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provided a $55.0 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years.

Availability for the $55.0 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At October 31, 1999, the Company's borrowing base was $55.0 million, of which $54.4 million had been advanced, leaving remaining availability of $0.6 million.

On October 21, 1999, the Company and Heller executed an amendment to the Heller Agreement. As a result of this amendment, the Company is no longer in violation of certain financial covenants. Effective as of this date, the rate of interest on the revolver and term loans was increased by 1% to prime plus 2.5%. The Company has also agreed in the amendment to secure between $4 to $6 million of additional junior capital, subordinated to the Heller obligation, by November 15, 1999. The Company is currently working with several financing sources, and hopes to comply with this covenant shortly.

In October, Heller notified Hawker that it had undercharged the Company by $425,000 in interest during the period from April through September 1999. This amount was properly reclassified back to the second and third quarters. Heller has also charged the Company approximately $100,000 in fees related to the amendment, and required consultant services which amounted to an additional $75,000. These two non-recurring charges were recorded in the fourth quarter.

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

                                               United States                 United Kingdom                Consolidated
As of September 30                         1999            1998            1999          1998           1999           1998
-------------------------------------   -----------   --------------   ------------   -----------   ------------   ------------
Total assets                            $51,131,000     $46,202,000    $49,697,000    $41,035,000   $100,828,000    $87,237,000
Total long-lived assets (net of
   depreciation and amortization)        20,040,000      16,496,000     37,019,000     30,190,000     57,059,000     46,686,000

For the quarter ended September 30
-------------------------------------
Revenue by location of operations        17,008,000      11,625,000      6,464,000      4,869,000     23,472,000     16,494,000
Income (loss) before income tax             818,000        (113,000)      (155,000)       145,000        663,000         32,000

The Company generated revenue from customers located outside of the United States of $9,470,000 and $7,717,000 for the quarters ended September 30, 1999 and 1998, respectively.

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

Relocation of United Kingdom Subsidiary

From May through July 1999 the Company relocated its UK subsidiary from its prior location in a British Airways maintenance facility. The new state-of-the-art facility is completely operational with the exception of the plating shop, which is undergoing new construction. Completion of this construction, and the relocation of other plating shop elements, is scheduled for the end of December. Until that time, the Company will incur an increase in operating costs as overhaul items occasionally have to be transferred between the two facilities for plating operations.

Material Changes in Financial Condition

The following analysis compares material changes in the Company's financial position from December 31, 1998, to September 30, 1999.

Net fixed assets increased by $6.2 million during 1999 as a result of the addition of $6.8 million in leasehold improvements principally related to the new UK facility. Net exchange assets also increased by $3.7 million, as additional landing gear rotable assets were purchased to meet increasing customer requirements. In the aggregate, total fixed assets increased by $9.9 million to $57.1 million.

The Company has drawn $17.0 million on its revolving line of credit during the first three quarters of 1999. Of this amount, $5.0 million was used to reduce principal balances on Term Loans A and B. The remaining $12.0 million, supplemented by cash provided from operations, was used to purchase $13.7 million in equipment, leasehold improvements and exchange assets. At October 31, 1999, the Company had $0.6 million remaining available on its line of credit.

On October 21, 1999, the Company and Heller executed an amendment to the Heller Agreement. As a result of this amendment, the Company is no longer in violation of certain financial covenants. Effective as of this date, the rate of interest on the revolver and term loans was increased by 1% to prime plus 2.5%. The Company has also agreed in the amendment to secure between $4 to $6 million of additional junior capital, subordinated to the Heller obligation, by November 15, 1999. The Company is currently working with several financing sources, and hopes to comply with this covenant shortly.

In October, Heller notified Hawker that it had undercharged the Company by $425,000 in interest during the period from April through September 1999. This amount was properly reclassified back to the second and third quarters. Heller has also charged the Company approximately $100,000 in fees related to the amendment, and required consultant services which amounted to an additional $75,000. The Company has also incurred approximately $125,000 in fees to First Union Security, Inc., who was recently retained to advise the Company's Board of Directors on alternatives for maximizing shareholder value. These non-recurring charges, aggregating to $300,000, were recorded in the fourth quarter.

Despite the adverse impact of the UK relocation, the Company generated $4.4 million of operating cash flow during the first three quarters. While the Company is currently meeting all of its cash obligations, supplemental funding will be necessary during the next twelve months for planned capital expenditures and rotable purchases to support higher levels of projected revenue.

                           HAWKER PACIFIC AEROSPACE


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Material Changes in Results of Operations

The following analysis compares the Company's results of operations for the quarter and nine months ended September 30, 1999, with the quarter and nine months ended September 30, 1998. Year-to-date comparisons below should take into consideration the fact that the Company's United Kingdom subsidiary began operations on February 4, 1998.

Revenue in the third quarter increased by 42% to $23.5 million from $16.5 million in 1998. Revenue for the nine months increased by 20% to $57.1 million, as compared with $47.5 million in the prior comparable period. For the quarter, most of the revenue gain was recorded in the Company's Sun Valley operation, which increased revenue by $5.4 million (46%). For the nine months, the majority of the revenue increase occurred in the UK unit, which increased revenue by 57% to $17.2 million.

Cost of revenue for the third quarter and nine months was adversely affected by the UK relocation, as many operating hours were lost, and the Company had to outsource many jobs to meet customer requirements. This impact was partially offset by capitalized relocation-related overhead expenses. The gross margin percentage for the quarter improved to 21.1% from 17.1%. Year-to-date, however, the UK relocation caused the gross margin percentage to decrease to 13.4% from 20.5% in the prior comparable period. Sun Valley results of operations continue to significantly exceed the Company's 1999 Business Plan in revenue, gross margin, operating income and net income.

Third quarter and year-to-date selling, general and administrative expense increased primarily because of additional costs associated with the UK operation. The Company also incurred a material amount of additional Heller costs and legal fees related to the default on its senior credit facility. Interest expense increased by $0.7 million for the quarter, and $1.9 million for the nine months, as a result of increased borrowings on the Company's line of credit.

The Company recorded net income for the quarter of $518,000, as compared with $32,000 in the third quarter of last year. For the nine months, the Company recorded a net loss of $2,424,000, down from net income of $1,424,000 in the prior comparable period. Management believes that the year-to-date impact of the UK relocation on the Company's operating results reported herein are transitional, non-recurring, and not indicative of the results of operations which may be expected in future periods.

Year 2000 Issue

The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures.

The Company has completed its Year 2000 preparedness program, and the Company's products and services do not require any further remediation to be Year 2000 compliant. The Company has also completed an evaluation of the readiness status of its significant suppliers and subcontractors, and has not discovered any problems that would affect the Company's operations. All communication systems within the Company are Year 2000 compliant, and the Company has developed a contingency plan to handle any unanticipated year 2000 problems.

The Company has incurred total costs of approximately $200,000 to address Year 2000 issues during 1999. Given the nature of the Company's repair and overhaul operations, management does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products, services or operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

Foreign Currency Risk. The Company has operations in the United Kingdom and the Netherlands. The currencies of these two countries have been relatively stable as compared with the U.S. dollar. The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company's foreign operating units in the currency

                           HAWKER PACIFIC AEROSPACE


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. The Company does not currently see the need for currency hedging transactions in the ordinary course of business.

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


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 4, 1999, the Company held its annual meeting of shareholders. The only item voted on by the Company's shareholders was the election of seven directors of the Company to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified. The following seven directors of the Company were all re-elected to continue their terms: Daniel J. Lubeck, Mellon C. Baird, Scott W. Hartman, David L. Lokken, John G. Makoff, Joel F. McIntyre, and Daniel C. Toomey, Jr. Each director received 5,552,309 votes "for" election, and zero votes "against", with 194,506 abstentions, and zero non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   10.42 Waiver and Amendment No. 1 to Loan and Security Agreement, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated October 21, 1999

   27    Financial Data Schedule


(b)  Form 8-K

No reports were filed on Form 8-K during the quarter ended September 30, 1999.


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date: November 12, 1999          By  /s/  Philip M. Panzera
                                   ______________________________
                                   Philip M. Panzera
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer)