Form 10-K405
period 1999-12-31
HAWKER PACIFIC AEROSPACE
filed 2000-04-14
CIK 1049625

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

    [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

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

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 6, 2000, was approximately $46,582,000. The number of shares of common stock outstanding on April 6, 2000, was 5,822,722 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part I and Part II incorporate information by reference to certain portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

  Part III incorporates information by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

===============================================================================

                           HAWKER PACIFIC AEROSPACE

                              TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I
      Item 1          Business............................................................................       3

      Item 2          Properties..........................................................................      11

      Item 3          Legal Proceedings...................................................................      11

      Item 4          Submission of Matters to a Vote of
                          Security Holders................................................................      11

PART II

      Item 5.         Market for Registrant's Common Equity
                          and Related Shareholder Matters.................................................      12

      Item 6.         Selected Financial Data.............................................................      13

      Item 7.         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................................      14

      Item 7A.        Quantitative and Qualitative Disclosures
                          about Market Risk...............................................................      19

      Item 8.         Financial Statements and Supplementary Data.........................................      19

      Item 9.         Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure..........................................      19

PART III              Omitted - (Incorporated by reference to Proxy
                      statement to be filed no later than May 1, 2000)....................................      20

PART IV

      Item 14.        Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K.........................................................      20

FINANCIAL STATEMENTS

                      Index to Financial Statements.......................................................      20

                      Report of Independent Auditors......................................................      24

                      Consolidated Balance Sheets.........................................................      25

                      Consolidated Statements of Operations...............................................      27

                      Consolidated Statement of Changes in
                      Shareholders' Equity................................................................      28

                      Consolidated Statement of Cash Flows................................................      29

                      Notes to Consolidated Financial Statements..........................................      31

                                    PART  I

ITEM 1  -  BUSINESS

General

     Hawker Pacific Aerospace ("Hawker Pacific" or the "Company") repairs and overhauls fixed wing and helicopter landing gear, hydromechanical components and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors and original equipment manufacturers ("OEMs"). The Company is a certified Federal Aviation Administration ("FAA") and Joint Airworthiness Authority ("JAA") approved repair station, and has also been granted Parts Manufacturer Approvals by the FAA.

     In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing aircraft and helicopters. The Company has long-term service contracts with many customers, including Federal Express Corporation ("Federal Express"), American Airlines, Inc. ("American Airlines"), the United States Coast Guard, British Airways, US Airways, Inc. ("US Airways"), EVA Airways, UPS, China Southern and Shanghai Airlines.

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

     The Company traces its origins back to a hydraulics company formed in 1958. Hawker Pacific was first incorporated in 1980 in California as a distributor of aircraft parts and certain other consumer products, and began providing aircraft repair and overhaul services in 1977. In November 1996, BTR Dunlop, Inc. sold all of the outstanding capital stock of the Company to certain of the Company's current shareholders. Unless the context otherwise requires, all references herein to the "Company" or "Hawker Pacific" shall also include Hawker Pacific Aerospace Limited, a wholly-owned United Kingdom subsidiary formed in November 1997. The Company's principal executive offices are located at 11240 Sherman Way, Sun Valley, California 91352, and its telephone number is (818) 765-6201.

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

     Acquisition of Certain Assets of British Airways. On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation for a purchase price of approximately $19.5 million (including acquisition related expenses) excluding a 747-400 landing gear rotable asset that was acquired during the second quarter of fiscal 1998 for approximately $2.9 million. The BA Assets consisted of $1.9 million of inventory, $4.0 million of machinery and equipment and $13.6 million of landing gear rotable assets. As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

Market and Industry Overview

     The aviation aftermarket consists principally of the servicing and support of commercial passenger and cargo aircraft. The Company provides aftermarket landing gear repair and overhaul services and related spare parts to a variety of customers in the aviation industry.

     Increased Aviation Activity. Boeing's 1999 Current Market Outlook (the "Boeing Outlook") projects that global air travel will increase by 47% through the year 2008, with cargo traffic growth projected to increase by 60% through 2008. Average passenger seat miles flown are also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other Asian nations where only a small percentage of the population has flown to date. Airports in Europe are also expected to increase capacity to handle the additional traffic. In order to accommodate growing demand, aircraft operators will be required to increase the size of their aircraft fleets. The Boeing Outlook projects that the global fleet of aircraft will grow from 12,600 aircraft at the end of 1998 to 19,100 aircraft in 2008, and 28,400 aircraft in 2018.

     Increases in passenger travel, air cargo services and the number of aircraft in service increase the demand for repair and overhaul services. In addition, the Federal Aviation Administration (the "FAA") requires aircraft landing gear to be overhauled every seven to ten years. As a result, the growth in the number of aircraft over the past 15 years is expected to create increased demand for landing gear repair and overhaul services, which will most likely continue as the number of new aircraft in service grows. Further, because start-up airlines generally do not invest in the infrastructure necessary to service their aircraft, such airlines typically outsource all or most of their repair and overhaul services.

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

     Additionally, outsourcing allows aircraft operators to limit their capital investment in infrastructure and personnel by eliminating the need for the equipment, sophisticated information systems technology and inventory required to repair and overhaul landing gear and hydromechanical components. The increasing number of long-term service contracts in recent years from airlines outsourcing their repair and overhaul services exemplifies this growing trend. As aircraft operators continue to become more cost and value conscious, the Company expects the trend toward outsourcing to continue.


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

     Greater Emphasis on Traceability. As a result of concerns regarding unapproved aircraft spare parts, regulatory authorities have focused on the level of documentation which must be maintained on aircraft spare parts. Accordingly, aircraft operators increasingly demand that third party service providers provide complete traceability of all parts used in the repair and overhaul process. The sophistication required to track the parts histories of an inventory consisting of thousands of aircraft spare parts is considerable. For example, overhaul of a 747 aircraft landing gear shipset requires the handling and tracking of over 2,500 parts. This has required companies to invest heavily in information systems technology. The Company has developed and maintains a proprietary management information system that enables it to comply with its customer's contract specifications and enables its customers to comply with governmental regulations concerning traceability of spare parts. The Company's proprietary system is well-regarded in the industry, and the Company considers it to be a competitive advantage.

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

     Each landing gear overhaul can involve numerous separate parts and work orders. For example, the Boeing 737 nose landing gear calls for over 290 parts and related work orders while the Boeing 747-200 nose gear calls for over 650 parts and related work orders. Generally, the Company performs these overhauls in approximately four to eight weeks. Hydromechanical component overhauls can involve 200 or more parts and over 25 separate work orders, and are generally performed in approximately two to four weeks. In order to achieve this throughput, the Company must perform many parallel processes and integrate numerous components just before final assembly. Completing this complex overhaul work within the time constraints set by aircraft operators has led the Company to develop a highly managed systems-driven process, which is facilitated by its highly specialized management information system. See "Management Information Systems and Quality Assurance" below. The stages of the overhaul process include the following:

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

     Parts Sales. The Company sells factory new, FAA-approved parts manufactured by approximately 80 OEMs, including Dunlop Equipment Division, Allied Signal, Beech Aircraft Corp.-Raytheon and Goodyear Tire & Rubber. The Company also sells overhauled aircraft spare parts to a diverse base of customers in the aviation industry. The Company believes that it provides customers with value added parts distribution services by offering immediate availability, broad product lines, technical assistance and additional services.

Customers

     Commercial. The Company serves a broad base of domestic and international customers in the aviation industry. The Company's customers include British Airways, Federal Express, American Airlines, Air France, EVA Airways, US Airways, Continental Express and many other national and regional passenger and cargo airlines. Over 60% of the Company's landing gear business is derived from long-term contracts, generally of five to ten years in duration, representing one overhaul cycle for a customer's fleet. The Company believes that the long-term relationships it has developed with many of its customers provide the Company with a stable and ongoing base of business, as well as a source of new business opportunities.

     Government Contracts. 1999 and 1998 sales to the United States government and its agencies represented approximately 3.6% and 4.2%, respectively, of consolidated revenue. The Company's largest government customer has been the United States Coast Guard ("USCG"). The Company has an agreement with the USCG to provide repair and overhaul services on an as-needed, fixed price basis for Dauphin II helicopters. The agreement is for a one-year term which the USCG may renew for additional one-year terms through the year 2000. Because government sales are subject to competitive bidding and government funding, there can be no assurance that such sales will continue at previous levels. Although the Company's government contracts are subject to termination at the election of the government, in the event of such a termination the Company would be entitled to recover from the government all allowable costs incurred by the Company through the date of termination.

     Material Customers. Customers who have accounted for more than 10% of sales during the last three years are: (i) in 1999, British Airways (19.2%) and Federal Express (13.8%); (ii) in 1998, British Airways (22.3%) and Federal Express (17.5%); and (iii) in 1997, Federal Express (19.3%).

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

     Although the Company does not have fixed agreements with the majority of its suppliers, it has frequently been able to obtain price discounts from suppliers because of the volume and regularity of its purchases. The Company has ten-year agreements with Dunlop Limited, Aviation Division and Dunlop Equipment Division (collectively, "Dunlop") that enable it to purchase Dunlop parts at a discount from list price for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. These agreements each expire in October 2006.

     The Company's single largest materials supplier has consistently remained Boeing, which accounted for 22% of total 1999 purchases. Dunlop Aviation and Dunlop Equipment accounted for 8% and 4%, respectively, of total 1999 purchases. No other supplier during 1999 exceeded 10% of total purchases.

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

     The Company conducts its international sales and marketing through a number of independent agencies based worldwide in such countries as France, Sweden, Mexico and India. Additionally, senior management plays an active role in marketing the Company's product lines. The Company's President and Chief Executive Officer oversees all sales activities. The Company's Vice President of Corporate Sales and Marketing is, however, directly responsible for the day to day activity of the twenty-three in-house and outside sales and marketing representatives. The Company's sales staff works closely with engineering and customer support personnel to provide cost effective solutions to maintaining landing gear and hydromechanical systems, stressing the Company's repair and overhaul engineering expertise, turnaround times and component overhauling capabilities.

     In addition, the Company actively participates in many of the major aviation industry gatherings and air shows and hosts groups of aircraft operators at technical and other meetings. In certain instances, the Company bids on government contracts through its government contracts department, which coordinates with the Company's sales and marketing team.

Growth Strategy

     Pursue Additional International Growth Opportunities. The Company believes that the international aviation aftermarket presents the greatest potential for substantial growth. With the large air transport repair and overhaul operations that it has established through the recent BA Acquisition, and the hydromechanical repair and overhaul services that it performs from its Netherlands facility, the Company believes it will be able to provide customers with a full range of repair and overhaul services in Europe. In addition, the Company believes that the break-up of aircraft maintenance consortiums will create opportunities for the Company to expand its European, Middle Eastern and Asian customer bases. With facilities located in the United Kingdom, California and the Netherlands, the Company believes that it is geographically positioned to pursue additional growth opportunities in both the European and Asian aviation aftermarkets.

     Focus on Long-Term Service Agreements. Through increased sales and marketing efforts, the Company is actively seeking to enter into long-term service agreements with its existing and potential customers to provide its services for all of their respective aircraft. A recent example of the Company's success in this area includes the Company's five-year service agreement with EVA Airways, based in Taiwan, Republic of China. The Company had previously entered into a contract to provide overhaul services for all of EVA's B767 aircraft. Based on the Company's performance in servicing this fleet, EVA recently awarded the Company another contract for its entire fleet of B747-400's. The Company believes that long-term service agreements provide it with a more predictable and consistent flow of business. Over 60% of the Company's landing gear business is currently derived from long-term service contracts.

     Expand Existing Operations. Hawker Pacific seeks to increase sales and operating income by marketing its landing gear repair and overhaul services to new and existing customers, and by expanding its hydromechanical component product lines. The Boeing Outlook projects that the global fleet of aircraft will grow substantially during the next twenty years. The Company plans to expand its landing gear repair and overhaul operations to capitalize on this growth trend. Because the Company believes that improved profit margins in fixed wing operations are primarily a function of increased volume, it plans to expand its capacity to perform fixed wing landing gear repair and overhaul services. The Company also intends to expand its hydromechanical component service offerings. The Company recently began to offer repair and overhaul of constant speed drive-integrated drive generators.

     Accelerate Growth through Acquisition. At such times as its financial condition and resources permit, the Company may pursue strategically located companies with technology, equipment or inventory that complement or expand the Company's existing operations. In particular, the Company may seek to acquire companies that will enable it to expand its international operations or horizontally increase its product offerings within the aviation repair and maintenance industry. External growth is a long-term element of the Company's growth strategy, and no acquisitions are currently being sought or contemplated.

Competition

     Numerous companies compete with Hawker Pacific in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service arms of OEMs, the maintenance departments or divisions of large air carriers (some of which also offer maintenance services to third parties) and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation ("AAR"), Revima, a company organized and operating under the laws of France, and Messier Services. The Company's major competitors in its hydromechanical components business include AAR and OEMs such as Sunstrand, Aeroquip Vickers, Inc., Parker-Hannifin Corporation, Messier Services and Lucas.

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

Employees and Employee Training

     As of February 29, 2000, the Company had 467 full-time employees, of whom 278 are employed at the Company's Sun Valley headquarters and repair facility, 178 are employed with the Company's United Kingdom subsidiary, and 11 are employed at the Company's repair facility in the Netherlands. In the United Kingdom, 95 employees, representing 53% of the Company's work force, are covered by a collective bargaining agreement.

     Each of the Company's technical employees receives specific training in the individual repair and overhaul functions that he or she performs, in addition to comprehensive general training in total quality management procedures, statistical process control and material resource planning. The Company also regularly conducts in-house training programs, which the Company's management designs using standard industry practice manuals. In-house training is provided for the Company's technical and engineering employees on a number of subjects, including materials handling, corrosion prevention and control, surface temper etch inspection and shot peening.

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

     During the fourth quarter of 1999 the Company retained an investment banker to advise the Board of Directors on alternatives for enhancing shareholder value. The Company can provide no assurance that such an engagement will provide a lasting increase in shareholder value, or that the termination of such engagement will not have an adverse impact on shareholder value.

Forward Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this section and elsewhere in this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements.

ITEM 2.   PROPERTIES

     The Company's principal executive offices and production facilities are located in Sun Valley, California, near the Burbank Airport in Los Angeles. The Company occupies the premises, comprising approximately 193,000 square feet and eight buildings, pursuant to various long-term leases that expire on dates ranging between 2004 and 2010.

     Hawker Pacific Aerospace Ltd. operates the Company's second major repair facility. This operation is located in a new 140,000 square foot facility in Hayes, about four miles from Heathrow Airport. The lease on this facility expires in 2024.

     The Company's Holland operation is located in a 11,700 square foot facility near Schiphol Airport in Amsterdam. The lease for the facility expires in 2008.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is sued from time to time in the ordinary course of business. At the present time, there are no material legal proceedings against the Company, its subsidiary, or any officer, director, affiliate or five percent shareholder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock is quoted on the NASDAQ National Market(R) under the symbol "HPAC". The following table sets forth the high and low sale prices as reported by NASDAQ from January 29, 1998, the date public trading of the Company's common stock commenced. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       Sale Price
                                                  -------------------
                                                   Low          High
                                                  ------       ------
                     1998
                       From January 29, 1998      $ 8.00       $11.25
                       2nd Quarter                 10.00        14.12
                       3rd Quarter                  1.88        13.50
                       4th Quarter                  2.56         4.88

                     1999
                       1st Quarter                  2.50         5.25
                       2nd Quarter                  1.88         3.44
                       3rd Quarter                  1.97         4.88
                       4th Quarter                  4.00         8.00

                     2000
                       1st Quarter                  5.50         8.00

     As of March 23, 2000, the Company's common stock was held by 34 shareholders of record, and owned beneficially by an estimated 745 shareholders.

     The Company has not paid cash dividends on its common stock since inception and has no plans to pay dividends on its common stock in the foreseeable future. The Company's current bank credit facility prohibits the payment of dividends. The Company intends to reinvest future earnings, if any, in the development and expansion of its business.

     On December 10, 1999, the Company closed a $3 million equity financing. This transaction was exempt from registration under Regulation D of the Securities Act of 1933. The Company hereby incorporates by reference the description of that private placement set forth in Hawker Pacific's Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-03391), filed on February 14, 2000, and discussed under "Description of Our Capital Stock - Series C" and "Selling Shareholders - Deephaven Financing." Excerpts of those portions of the S-3 are filed as an exhibit to this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated certain financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report. For the years ended December 31, 1995, and the ten months ended October 31, 1996, the Company was a wholly owned subsidiary of BTR Dunlop Holdings, Inc., and financial data related to those periods is presented under columns marked "Predecessor". Effective November 1, 1996, the Company was acquired by the shareholders of Unique Investment Corporation and the Company's then current executive officers. All financial data subsequent to October 31, 1996, is presented below under columns marked "Successor".

     The balance sheet data as of December 31, 1996, 1997, 1998 and 1999 and the statement of operations data for the fiscal year ended the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997, 1998 and 1999, are derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent accountants.

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



                                                           Successor                                         Predecessor
                                      ----------------------------------------------------------------  ----------------------------
                                                                                                Two         Ten         Year ended
                                                     Year Ended December 31,                   Months      Months       December 31,
                                      ----------------------------------------------------      Ended       Ended     --------------
                                                                               (pro forma)   December 31,  October 31,
(in thousands except per share data)     1999          1998          1997         1996         1996         1996           1995
------------------------------------     ----          -----         ----         ----         ----         ----           ----
     Revenue                           $ 82,318        $65,151       $41,042      $39,004     $ 6,705       $32,299     $35,012
     Net income (loss)                   (2,260)        (2,198)          788       (1,523)        469        (1,606)        265

     Net income (loss) per share          (0.39)         (0.39)         0.25        (0.48)       0.15            --          --

     Total assets                       103,163         87,237        40,898       35,178          --            --      35,455
     Total long-term debt
         (excluding current portion)      8,117          2,500        17,700       19,150          --            --      27,310

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

     Fiscal year 1995 includes a non-recurring charge to cost of revenues of $927,000 for disposal of inventory related to the Dunlop Merger which had operations in Chatsworth, CA and Miami, FL. Fiscal year 1995 also includes a net gain of approximately $300,000 included in selling, general and administrative expenses, which represents an operating expense of $700,000 offset by an insurance reimbursement of $1,000,000 related to the EPA Claim for which the Company has been fully indemnified by BTR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     Hawker Pacific finished fiscal year 1999 with record quarterly revenue of $25,256,000, a 43% increase from the fourth quarter of 1998. Net income for the quarter improved by over 100% to $164,000, or $0.03 earnings per share (all basic and diluted per share amounts are equal for the periods presented in this discussion).

     For the year, the Company recorded a net loss in 1999 of $2,260,000, or $0.39 per share, primarily as a result of the relocation of the Company's United Kingdom subsidiary. From May through July 1999 the Company relocated its UK operation from its prior location in a British Airways maintenance facility to a new 140,000 square foot state-of-the-art facility in Hayes. Although large portions of the move were completed in July, it took several additional months for the operation to settle in and complete necessary leasehold improvements. In addition, several functional areas could not be moved until November and December. Most importantly, the UK operation could not relocate British Airway's aging plating shop, and it was necessary to construct a new plating facility at the Hayes location. The new plating shop, costing approximately $3,300,000, was not completed until January 2000.

     As a result of this relocation, from May 1999 through January 2000 the UK subsidiary operated in a constant period of transition, losing substantial amounts from under-utilized labor and under-absorbed overhead. Excess overhead costs during 1999 amounted to $1,299,000, not counting many other costs that are not quantifiable from the impact of the lengthy relocation on operating efficiencies. From June 1999 through January 2000 UK technicians were required to shuttle work product back and forth between the old and new facilities at least several times for each overhauled gear. 1999 also had an excessive amount of low or negative margin outside processing, as many jobs were given to other competitive landing gear operations, or shipped via air to the Company's Sun Valley facility. The impairment on operating efficiencies, and the very high costs of outside processing and transportation, had a substantial and unquantifiable adverse impact on UK financial results during 1999, over and above the $1,299,000 of excess overhead costs. The UK plating shop is now complete, along with every other phase of the transition and integration of the UK operation.

     The second primary factor adversely affecting profitability for 1999 was the amount of extra costs related to the Company's violation of certain covenants on its senior credit facility. These violations were cured in October 1999 when the loan agreement was restructured. As a result of the violations, the Company's senior lender has increased the interest rate on all borrowings by almost 3.25%, and charged numerous fees and additional costs. In total, these violation costs in 1999 amounted to $1,371,000 over and above the amount of loan costs the Company would have incurred if it had not been in violation. These costs include $949,000 in additional interest, and $422,000 in additional costs (penalties, legal and consulting fees, and other related costs).

     Other unusual charges in 1999 included $826,000 for an inventory adjustment, $198,000 for Year 2000 costs, $140,000 to settle a lawsuit, and $126,000 for non-operational advisory fees. The sum of these unusual charges, $1,290,000, plus relocation expenses and the Heller violation costs, amounts to $3,960,000 of lost income during 1999. Once again, this amount does not include the substantial negative impact on UK results from relocation-related impairments to operating efficiencies, and increased outside processing and transportation costs. After tax, these charges resulted in a $2,689,000 net loss ($0.46) for the year, and $464,000 ($0.08) for the quarter.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. Revenue for the year ended December 31, 1999, increased by $17,167,000 from $65,151,000 to $82,318,000. Revenue growth was almost evenly split between the US and UK operations, although the UK unit was only active for eleven months during 1998. The Company's Sun Valley division landed several new contract awards during 1999, and the UK subsidiary expanded its revenue base with many new customers.

     Most of the revenue gains during 1999 were recorded in the Company's landing gear product lines, which increased by 30% to $53,938,000. Fixed wing and helicopter repair and overhaul increased by 21% to $17,304,000. Wheels, brakes and braking system components repair and overhaul declined by 8% to $4,733,000.

     Cost of Revenue and Gross Margin. Cost of revenue during 1999 was abnormally high in the UK because of the relocation, and also high on a consolidated basis as a result of the $826,000 inventory adjustment. Nevertheless, cost of revenue as a percentage of sales in 1999 decreased slightly to 84.1% from 84.5% in 1998. Both 1998 and 1999 fiscal years were strongly affected by the UK acquisition, integration and relocation, and such results are not considered indicative of the results of operations which the Company expects in the future.

     Selling, General and Administrative Expense. Selling, general and administrative expense for 1999 decreased by 9% to $3,296,000. 1998 expenses were high because of foreign currency adjustments ($326,000), the cancellation of a convertible debt offering ($241,000), and an increase to a reserve for doubtful accounts ($100,000). Selling, general and administrative expenses in 1999 included unusual charges of $422,000 in loan violation costs, $198,000 for Year 2000 costs, and $140,000 for a litigation settlement.

     Interest Expense. Interest expense increased from $3,402,000 in 1998 to $6,001,000 in 1999 as a result of increased borrowings on the Company's senior credit facility, a 0.75% rise in the prime rate, and increased interest charges as a result of the loan violation. Increased interest charged as a result of the loan violation amounted to $949,000 in 1999. Interest on the revolving line of credit started at a market rate of 7.0% in December 1998, but the Company is currently paying a default rate of 11.5%. The Company is actively seeking to replace its senior lender in order to return its debt service to a normal level, and hopes to have alternative senior financing in place within the next few months. In such an event, the Company expects that annual interest costs will be reduced by in excess of $1,000,000.

     Extraordinary Item. In December 1998 the Company incurred $954,000 of costs in deferred loan fees and prepayment charges to retire the Company's previous credit facility. These charges were recorded as an extraordinary item, and presented net of tax of $354,000.

     Net Loss. The net loss for fiscal year 1999 was $2,260,000, or $0.39, as compared with a net loss in 1998 of $2,198,000, or $0.39. As previously discussed, the principal factors which have negatively affected UK operating results during the last two years are no longer present after January 2000.

Quarter Ended December 31, 1999, Compared to Quarter Ended December 31, 1998

     Revenue. Revenue for the fourth quarter of 1999 increased to $25,256,000 from $17,618,000 in the prior comparable period. While revenue has increased in every quarter of 1999, the Company does not project that this trend will predictably continue. The Company's revenue is predicated to a large extent on the scheduling of landing gear overhaul events, which frequently aggregate more in one quarter than another. Asset sales in the fourth quarter also included a $4,200,000 sale. While the Company expects continual revenue growth on an annual basis in accordance with industry and historical trends, it does not expect that the sharp revenue surges in the third and fourth quarters of 1999 will continue at the same rate.

     Cost of Revenue and Gross Margin. While fourth quarter 1999 revenue increased by 43% from the fourth quarter of 1998, the comparable cost of revenue only increased by 15%. Gross margin accordingly increased from $335,000 in the fourth quarter of 1998 to $5,463,000 in the fourth quarter of 1999. Fourth quarter 1998 gross margin was adversely affected by restructuring expenses in the UK operation, and a $750,000 writedown of slow-moving inventory.

     Selling, General and Administrative Expense. 1999 fourth quarter selling, general and administrative expense decreased to $3,159,000 from $3,806,000 in the comparable period of 1998. 1999 quarterly expenses included $242,000 of loan violation costs, and $57,000 related to the settlement of a litigation, while 1998 quarterly expenses were $667,000 higher than normal because of several unusual charges. Without the effect of unusual charges, selling, general and administrative expenses in the fourth quarter of 1999 were 9% lower than the fourth quarter of 1998.

     Interest. Interest in the fourth quarter of 1999 increased by $659,000, $384,000 of which was attributable to the higher default rate.

     Net Income. The Company posted net income in the fourth quarter of 1999 of $164,000, or $0.03, as compared with a net loss of $3,622,000, or $0.62 in the comparable period of 1998. During the fourth quarter of 1999 the

Company incurred unusual charges of $626,000 for loan violation costs, and $57,000 for settlement costs. Without these unusual charges, the Company would have recorded $628,000 of net income, or $0.11 per share.

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

     Landing gear repair and overhaul revenue increased $22,380,000 (118%) to $41,400,000. The increase in landing gear repair and overhaul revenue was primarily attributable to increased business from the Company's UK operation ($16,562000). Fixed wing and helicopter repair and overhaul increased to $14,245,000 from $13,195,000 in 1997 or 8%. Wheels, brakes and braking system components repair and overhaul declined 5% to $5,135,000 from $5,393,000 in 1997.

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

     Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December'31, 1998, increased significantly from the prior comparable period as a direct result of the added facility in the United Kingdom. Additional expense was also incurred from the cancellation of a convertible debt offering ($241,000), foreign currency adjustments ($326,000), and an increase to a reserve for doubtful accounts ($100,000). Although the dollar amount increased primarily because of the new facility and the significant charges above, selling, general and administrative expense as a percent of revenue increased only slightly for the year.

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

Liquidity And Capital Resources

     Statement of Financial Position. Accounts receivable increased during 1999 from $12.3 million to $18.2 million. This increase is partially a result of the increased sales volume, but is primarily attributable to one $4.2 million transaction in late December. Total current assets increased from $35.2 million to $46.0, as inventory also increased to support the higher sales volume. Along with a $4.3 million increase in fixed assets, total assets increased from $87.2 million to $103.2 million at December 31, 1999.

     During 1999, borrowings on the Company's line of credit increased from $37.2 million to $52.6 million as funds were drawn to support the UK relocation, leasehold improvements for the new facility, and construction of the plating shop. During 1999 the Company reduced the principal amount due on its two term notes with its senior lender by $5.1 million.

     Current liabilities of $75.7 million at December 31, 1999, include $52.6 million for the line of credit. Barring any significant changes in the Company's collateral base, line of credit amounts are generally not payable until the end of 2003. Excluding the line of credit amount, the current liabilities the Company actually expects to pay during the next twelve months yields an effective current ratio of 2.0.

     Other comprehensive income (loss) adjustments to retained earnings include $1.6 million of unrealized foreign currency translation loss resulting from the decreased value of the British pound. As the dollar has strengthened against the pound, the value of the Company's intercompany loan and investment in its UK subsidiary has decreased accordingly.

     Statement of Cash Flows. The $4.2 million sale in December increased accounts receivable to an unusually high level right at the end of the year. This unfavorable effect on cash was the principal contributing factor to the Company's use of $1.9 million in operating activities. $9.8 million of cash used in investing activities principally reflects cash expended on the new UK facility.

     These uses of cash were funded by $15.4 million of borrowings on the Company's line of credit, along with a net $2.8 million raised in a private equity placement in December 1999.

     Liquidity. On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement, as amended (the "Heller Agreement") originally provided a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years. At December 31, 1999, all three instruments carried interest at a rate of 11.0%. Since March 22, 2000, when the prime rate increased, the rate on all three instruments has been 11.5%.

     Availability for the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At December 31, 1999, the Company's borrowing base was $55.0 million, of which $52.6 million had been advanced, leaving remaining availability of $2.4 million. At March 31, 2000, the Company's borrowing base was $55.0 million, of which $53.8 million had been advanced, leaving remaining availability of $1.2 million.

     During 2000 the Company has been providing cash from operations, and it is expected that the Company will continue to generate surplus cash flow throughout 2000 and beyond. The Company remains, however, cash tight currently because the UK subsidiary is still paying off large capital expenditures incurred during 1999. The monthly surplus cash flow from operations is expected to reduce this tightness gradually during the next few months.

     On April 5, 2000, the Company and Heller executed an amendment to the Heller Agreement. This amendment extends certain covenant provisions of the Heller Agreement until August 31, 2000, and provides for an escalation of certain fees to Heller. The Company is actively working to secure a new senior credit facility, and upon doing so, these additional fees to Heller will cease accruing. The Company believes the additional fees to Heller will be approximately $0.4 million, but they may amount to as much as $1.6 million by August 31, 2000.

     The Company believes that cash provided from operations, along with savings from deferring discretionary capital expenditures, will continue to provide sufficient liquidity to meet the Company's cash requirements for the year ending December 31, 2000.

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

     The Company makes substantial inventory purchases in French francs from such suppliers as Messier Services and Eurocopter France. In the last few years, the US dollar has strengthened against the French franc, creating a favorable exchange rate variance for the Company. Transactions related to the Company's Netherlands facility are primarily denominated in US dollars for inventory purchases, while revenue and operating expenses are partially denominated in Dutch guilders. The Company anticipates that approximately one-third of its 2000 consolidated revenue may be received by the Company's UK subsidiary in British pounds sterling.

     During the fourth quarter of 1999 and the first quarter of 2000 the US dollar strengthened against the British pound. If this short term trend continues, UK sales will provide less consolidated revenue. A strong dollar also increases material costs for the Company's UK operation, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company's intercompany receivable from the UK operation will become less valuable. To date, the UK subsidiary has not made any payments on the intercompany loan, and no payments are expected in the foreseeable future.

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

Other Matters

    In October 1999 the Company retained an investment banking firm to advise the Company's Board of Directors on alternatives for maximizing shareholder value. The Company is still investigating possible transactions.

Forward Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this section and elsewhere in this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal, governmental and technological factors. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

     Foreign Currency Risk. The Company has operations in the United Kingdom and the Netherlands. The currencies of these two countries have been relatively stable as compared with the U.S. dollar. The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company's foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. The Company has not to date seen the need for currency hedging transactions in the ordinary course of business. For additional discussion on foreign currency exchange risk as it relates to the Company's operations, please refer to: (i) Item 7--Foreign Exchange; and (ii)
Note 1 to the Consolidated Financial Statements--Foreign Currency Translation.

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

     In February 1998, to reduce the impact of changes in interest rates on the Company's debt facility, the Company entered into an interest rate Swap Agreement. The Swap Agreement reduced interest rate exposure to a fixed amount. This agreement was terminated in 1999. For additional information, please refer to Note 5 to the Consolidated Financial Statements--Successor Lines of Credit and Notes Payable.

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


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                                                     Page
                                                                                                     ----
       Report of Independent Auditors................................................................  24

       Consolidated Balance Sheets as of December 31, 1999 and 1998..................................  25

       Consolidated Statements of Operations for the years ended December 31, 1999,
       December 31, 1998 and December 31, 1997.......................................................  27

       Consolidated Statements of Changes in Shareholders' Equity for the years ended
            December 31, 1999, December 31, 1998 and December 31, 1997...............................  28

       Consolidated Statements of Cash Flows the years ended December 31, 1997,
            December 31, 1998 and December 31, 1999..................................................  29

       Notes to Consolidated Financial Statements....................................................  31
           Note 1 - Summary of Significant Accounting Policies.......................................  31
           Note 2 - Inventories......................................................................  34
           Note 3 - Equipment and Leasehold Improvements.............................................  35
           Note 4 - Income Taxes.....................................................................  35
           Note 5 - Lines of Credit and Notes Payable................................................  36
           Note 6 - Commitments and Contingencies....................................................  38
           Note 7 - Related Party Transactions.......................................................  39
           Note 8 - Stock Option Plan................................................................  39
           Note 9 - Employee Benefit Plans...........................................................  41
           Note 10 - Shareholders Equity.............................................................  43
           Note 11 - Non-Monetary Transactions.......................................................  43
           Note 12 - Segment Information.............................................................  44


  Schedule II.  Valuation and qualifying accounts......................................      44

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

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

     3.1       Amended and Restated Articles of Incorporation of the Company (1)

     3.2       Amended and Restated Bylaws of the Company (1)

     3.3 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (1)

     3.4 Certificate of Determination for 8% Series C Convertible Preferred Stock, as filed with the California Secretary of State on December 9, 1999 (10)

     4.1       Specimen Common Stock Certificate (1)

     4.2 Rights Agreement, Form 8-A12G, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (6)

     4.3 Amendment to Rights Agreement, Form 8-A12G/A, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation
               (7)

     4.4 Copy of Warrant to purchase 50,000 shares issued to Brighton Capital, Ltd., dated December 10, 1999 (10)

     4.5 Copy of Warrant to purchase 125,000 shares issued to Deephaven Private Placement Trading Ltd., dated December 10, 1999 (10)

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

     10.35 Statement of Terms and Conditions of Employment, dated October 1, 1998, by and between Hawker Pacific Aerospace and Philip Panzera
             (5)

     10.36 Statement of Terms and Conditions of Employment, dated October 12, 1998, by and between Hawker Pacific Aerospace and Dennis Biety (5)

     10.37 Loan and Security Agreement, dated December 22, 1998, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited (8)

     10.38 Lease relating to Unit 3 Dawley Park, Hayes, Middlesex, dated April 7, 1998, between Sun Life Assurance plc and Hawker Pacific Aerospace Limited and Hawker Pacific Aerospace (8)

     10.39 Sublease related to Building 9, Sun Valley, dated January 14, 1998, between Hawker Pacific Aerospace and Abex Display Systems, Inc. (8)

     10.40 Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated March 10, 1999 (8)

     10.41 Second Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated April 13, 1999 (8)

     10.42 Waiver and Amendment No. 1 to Loan and Security Agreement, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated October 21, 1999 (9)

     10.42A Waiver and Amendment No. 2 to Loan and Security Agreement, dated December 10, 1999 (10)

     10.42B Waiver and Amendment No. 3 to Loan and Security Agreement, dated February 16, 2000

     10.42C Waiver and Amendment No. 4 to Loan and Security Agreement, dated March 27, 2000

     10.43 Convertible Preferred Stock Purchase Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)

     10.44 Registration Rights Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)

     10.45 Description of $3 million Private Placement in response to Item 5 of Form 10-K, as excerpted from the Company's Form S-3 under "Description of Our Capital Stock - Series C" and "Selling Shareholders - Deephaven Financing"

     11      Statement re Computation of Per Share Earnings

     21.1    Subsidiaries of Registrant

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

     (7) Previously filed with the Securities and Exchange Commission on April 7, 1999, and incorporated herein by reference

     (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

     (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference

    (10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-93391), and incorporated herein by reference

    (d)  Financial Statement Schedules

         Schedule II -- Valuation And Qualifying Accounts, has been included herein under Item 14(a) above.

                         Report of Independent Auditors

The Board of Directors
Hawker Pacific Aerospace

We have audited the accompanying consolidated balance sheets of Hawker Pacific Aerospace as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawker Pacific Aerospace at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP
Woodland Hills, California
February 11, 2000, except for paragraph 5
of Note 5, for which the date is April 5, 2000

                          CONSOLIDATED BALANCE SHEETS



                                     Assets


                            December 31,                                 1999               1998
----------------------------------------------------------------------------------------------------
         Current assets
             Cash                                                         $  2,227,000   $   560,000

             Accounts receivable, less allowance for
                doubtful accounts of $324,000 and $301,000
                at December 31, 1999 and 1998, respectively                 18,246,000    12,303,000

         Other receivables                                                     260,000       114,000

         Inventories                                                        24,680,000    21,645,000

         Prepaid expenses and other current assets                             550,000       617,000
                                                                          ------------   -----------

             Total current assets                                           45,963,000    35,239,000

         Equipment and leasehold improvements, net                          13,822,000     9,298,000

         Landing gear exchange, less accumulated
             amortization of $3,846,000 and $1,844,000
             at December 31, 1999 and 1998, respectively                    37,613,000    37,877,000
                                                                          ------------   -----------

             Total fixed assets                                             51,435,000    47,175,000

         Deferred taxes                                                      2,412,000     1,916,000

         Deferred financing costs                                              607,000       798,000

         Other assets                                                        2,746,000     2,109,000
                                                                          ------------   -----------

             Total assets                                                 $103,163,000   $87,237,000
====================================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                          Consolidated Balance Sheets
                                  (continued)

                      Liabilities and Shareholders' Equity

                            December 31,                            1999            1998
-------------------------------------------------------------------------------------------
         Current liabilities
            Line of credit                                      $ 52,617,000   $ 37,185,000
            Accounts payable                                      13,402,000     12,171,000
            Deferred revenue                                       3,397,000      1,023,000
            Accrued payroll and employee benefits                  1,495,000      1,433,000
            Accrued expenses and other liabilities                 4,186,000      1,242,000
            Current portion of notes payable                         623,000     11,280,000
                                                                ------------    -----------

         Total current liabilities                                75,720,000     64,334,000

         Notes payable
            Bank note                                              5,617,000             --
            Related party                                          2,500,000      2,500,000
                                                                ------------    -----------

                                                                   8,117,000      2,500,000

         Commitments and contingencies

         Shareholders' equity
            Preferred stock: 5,000,000 shares authorized;
               issued and outstanding: 300 and zero shares
               at December 31, 1999 and 1998, respectively         2,569,000             --
            Common stock: 20,000,000 shares authorized;
                issued and outstanding: 5,822,222 shares          21,334,000     21,108,000
         Retained earnings (deficit)                              (3,201,000)      (941,000)
         Accumulated other comprehensive income                   (1,376,000)       236,000
                                                                ------------    -----------

         Total shareholders' equity                               19,326,000     20,403,000
                                                                ------------    -----------

         Total liabilities and shareholders' equity             $103,163,000   $ 87,237,000
         ==================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year             Year            Year
                                                         Ended            Ended           Ended
                                                  December 31,     December 31,    December 31,
                                                         1999              1998            1997
-----------------------------------------------------------------------------------------------

     Revenue                                     $  82,318,000    $  65,151,000     $41,042,000

     Cost of revenue                                69,197,000       55,059,000      31,430,000
                                                 -------------    -------------     -----------

     Gross margin                                   13,121,000       10,092,000       9,612,000

     Operating expenses
        Selling expense                              3,296,000        3,621,000       3,191,000
        General and administrative expense           7,076,000        6,143,000       2,706,000
                                                 -------------    -------------     -----------

     Total operating expenses                       10,372,000        9,764,000       5,897,000
                                                 -------------    -------------     -----------

     Income from operations                          2,749,000          328,000       3,715,000

     Other income (expense)
        Interest expense                            (6,001,000)      (3,402,000)     (2,431,000)
        Miscellaneous income (expense), net            (76,000)          74,000         (29,000)
                                                 -------------    -------------     -----------

     Total other income (expense)                   (6,077,000)      (3,328,000)     (2,460,000)
                                                 -------------    -------------     -----------

     Income (loss) before income
        tax provision (benefit) and
        extraordinary item                          (3,328,000)      (3,000,000)      1,255,000

     Income tax provision (benefit)                 (1,068,000)      (1,402,000)        467,000
                                                 -------------    -------------     -----------

     Income (loss) before extraordinary
        item                                        (2,260,000)      (1,598,000)        788,000
     Extraordinary loss on early
        extinguishment of debt (net of
        tax benefit of $354,000)                            --         (600,000)             --
                                                 -------------    -------------     -----------

       Net income (loss)                          ($ 2,260,000)    ($ 2,198,000)    $   788,000
                                                 =============    =============     ===========

     Earnings (loss) per common share:
        basic and diluted                              ($ 0.39)         ($ 0.39)          $0.25
                                                 =============    =============     ===========

     Weighted average common
        and common equivalent
        shares outstanding                           5,822,222        5,622,770       3,145,079
                                                 =============    =============     ===========

          See Accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                   Preferred Stock           Common Stock              Retained          Other
                                 ------------------       --------------------          Earning     Comprehensive
                                 Shares      Amount       Shares        Amount         (Deficit)        Income        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        400    $ 2,000,000    2,870,603    $    40,000   $    469,000    $         --    $ 2,509,000
Net income and comprehensive
income for the year                  --             --           --             --        788,000              --        788,000
Issuance of common stock             --             --      101,619      1,000,000             --              --      1,000,000
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1997        400      2,000,000    2,972,222      1,040,000      1,257,000              --      4,297,000

Net loss for the year                --             --           --             --     (2,198,000)             --     (2,198,000)
Foreign currency translation         --             --           --             --             --         236,000        236,000
                                                                                                                      ----------
Comprehensive loss                   --             --           --             --             --              --     (1,962,000)
Conversion of preferred stock      (400)    (2,000,000)     250,000      2,000,000             --              --             --
Issuance of common stock             --             --    2,600,000     18,068,000             --              --     18,068,000
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1998         --             --    5,822,222     21,108,000       (941,000)        236,000     20,403,000

Net loss for the year                --             --           --             --     (2,260,000)             --     (2,260,000)
Foreign currency translation         --             --           --             --             --      (1,612,000)    (1,612,000)
                                                                                                                      ----------

Comprehensive loss                   --             --           --             --             --              --     (3,872,000)
Issuance of preferred stock         300      2,569,000           --        226,000             --              --      2,795,000
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 1999        300    $ 2,569,000    5,822,222    $21,334,000    ($3,201,000)    ($1,376,000)   $19,326,000
================================================================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Year            Year            Year
                                                                Ended           Ended           Ended
                                                            December 31,    December 31,    December 31,
                                                                1999            1998            1997
     ----------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income (loss)                                        (2,260,000)    ($2,198,000)    $   788,000
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
          Extraordinary loss                                          --         954,000              --
          Deferred income taxes                                 (533,000)     (1,771,000)        466,000
          Depreciation                                         1,803,000       1,464,000         741,000
          Amortization                                         2,254,000       1,743,000         463,000
          Non-cash items                                              --              --              --
          (Gain) on the sale of machinery,
             equipment and landing gear                               --              --         (78,000)
          Changes in operating assets and liabilities:
            Accounts and other receivables                    (6,311,000)     (4,986,000)     (1,036,000)
            Inventory                                         (3,242,000)     (4,870,000)       (185,000)
            Prepaid expenses and other
               current assets                                     63,000        (377,000)        104,000
            Accounts payable                                   1,049,000       5,225,000         622,000
            Deferred revenue                                   2,365,000         175,000        (745,000)
            Accrued liabilities                                2,913,000       1,546,000        (818,000)
                                                              ----------     -----------     -----------

            Cash provided by (used in) operating
               activities                                     (1,899,000)     (3,095,000)        322,000
---------------------------------------------------------------------------------------------------------

     INVESTING ACTIVITIES
     Purchase of equipment, leasehold
       improvements and landing gear                          (9,130,000)     (7,427,000)     (2,890,000)
     Proceeds from disposals of equipment,
       leasehold improvements and landing gear                        --              --         250,000
     Purchase of equipment and landing gear
       from British Airways                                           --     (26,585,000)             --
     Purchase of inventory from British Airways                       --              --      (1,961,000)
     Other assets                                               (680,000)     (1,162,000)       (824,000)
                                                              ----------     -----------     -----------

     Cash used in investing activities                        (9,810,000)    (37,135,000)     (3,464,000)
---------------------------------------------------------------------------------------------------------

                                  (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

                                                         Year            Year            Year
                                                         Ended           Ended           Ended
                                                     December 31,    December 31,    December 31,
                                                         1999            1998            1997
     --------------------------------------------------------------------------------------------

     FINANCING ACTIVITIES
     Borrowing under bank note                        $15,431,000    $ 38,766,000    $      --
     Principal payments on bank note                   (5,041,000)    (40,136,000)       (850,000)
     Principal payments on related party note                  --      (4,000,000)             --
     Borrowing under related party note                        --              --              --
     Borrowings/payments on line of credit, net                --      28,656,000       3,200,000
     Proceeds from equity offering                             --      20,800,000              --
     Deferred offering costs                                   --      (1,966,000)       (766,000)
     Deferred financing cost                              191,000      (1,490,000)       (337,000)
     Issuance of preferred stock                        2,795,000              --              --
     Contributions to capital                                  --              --       1,000,000
                                                      -----------    ------------      ----------

     Cash provided by financing activities             13,376,000      40,630,000       2,247,000

     --------------------------------------------------------------------------------------------
     Increase (decrease) in cash                        1,667,000         400,000        (895,000)
     Cash, beginning of period                            560,000         160,000       1,055,000
                                                      -----------    ------------      ----------
     Cash, end of period                              $ 2,227,000    $    560,000      $  160,000
     ============================================================================================

     Supplemental disclosure of cash flow information
       Cash paid during the period for:
         Interest                                     $ 5,492,000     $3,291,000     $ 2,261,000
         Income taxes                                       9,000         81,000           3,000

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

Organization and Basis of Presentation

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As a result of the significant amounts of cash and operating costs related to the new plant construction and moving of the Company's operations in the United Kingdom from Heathrow to it's new location in Hayes, the Company incurred losses and negative cash flows from operating activities in 1999, and has a working capital and an accumulated deficit at December 31,1999. Management's plans with respect to these conditions include carefully managing cash flow, increasing liquidity and availability on the credit line where possible, considering the viability of additional external financing, and improving the operations in the United Kingdom.

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

     As required by the BA purchase agreement, BA employees covered by a collective bargaining contract continue to be covered by the contract until three years after the date the Company completed the purchase. As of December 31, 1999, there were 95 employees in the Company's UK subsidiary that are covered by the BA collective bargaining agreement.

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

     Revenue for repair and overhaul services not involving an exchange transaction is recognized when the job is complete and shipped to the customer. Deferred revenue is principally comprised of customer prepayments and progress billings related to the overhaul and repair of landing gear and other services, which are in process. Revenue from spare parts sales is recognized at the time of shipment. Landing gear exchange fees are recognized on shipment of the exchanged gear to the customer. Revenue for repair and overhaul service involving an exchange is recognized when the cost of repairing the part received from the customer is known and billable.

Concentrations of Risk

     Major Customers. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company generally does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

     During 1999, three customers accounted for 19%, 14%, and 10% of the Company's revenue, and represented 16%, 6%, and 10%, respectively, of the accounts receivable balance at December 31, 1999. During 1998, three customers accounted for 22%, 18% and 10% of the Company's revenue, and represented 25%, 19% and 5%, respectively, of the accounts receivable balance at December 31, 1998. During 1997, one customer accounted for 19% of the Company's revenue, and represented 18.9% of the accounts receivable balance at December 31, 1997.

     Major Vendors. During 1999, two vendors accounted for $8,898,000 and $4,940,000, or 22% and 12%, respectively, of total purchases for the year. During 1998, three vendors accounted for 12,905,000, 5,439,000 and 3,977,000, or 43%, 18% and 13%, respectively, of total purchases for the year. During 1997, two vendors accounted for $3,761,000 and $3,580,000, or 20% and 19%, respectively, of total purchases for the year.

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

          Leasehold improvements        Lesser of life of lease or asset
          Machinery and equipment                   8 years
          Tooling                                   5 years
          Furniture and fixtures                    5 years
          Vehicles                                  3 years
          Computer equipment                        3 years

     Expenditures for repairs are expensed as incurred, and additions and betterments are capitalized.

Goodwill

     In connection with the purchase of the Company goodwill was recorded which represented the excess of the purchase price over the estimated fair value of the net assets acquired. The Company was amortizing goodwill using the straight-line method over a period of fifteen years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows for the business may not be sufficient to support recorded goodwill.

     At December 31, 1997 and 1998, goodwill was reduced by $466,000 and $145,000 respectively, due to the realization of certain deferred tax assets and the corresponding reduction of the valuation allowance established in the allocation of the purchase price of the Acquisition. As a result of the reduction there is no remaining amount of goodwill at December 31, 1998 or 1999.

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

     Realized and unrealized foreign exchange gains recognized in earnings amounted to $298,000, $425,000 and $71,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Earnings (Loss) per Share

     Basic and diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. Basic earnings
(loss) per share is the same as diluted earnings (loss) per share for all periods presented. The number of shares used in the calculation of basic and diluted earnings per share is 3,145,079, 5,622,770 and 5,822,222 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Options to purchase 613,107 shares of common stock at exercise prices between $3.50 and $9.88 were outstanding during 1998, and an additional 30,000 shares at exercise prices between $2.85 and $3.875 were issued and outstanding during 1999. None of these were included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, therefore, the effect would be antidilutive.

Fair Value of Financial Instruments

     The Company's financial instruments principally consist of accounts receivable, accounts payable, line of credit, note payable to a bank, and notes payable to a related party as defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the line of credit and note payable to a bank approximate their fair market value since these financial instruments carry a floating interest rate.
The fair market value of the note payable to a related party approximates its carrying value based on current market rates for such debt.

Management's Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially excess or slow-moving inventory, the warranty accrual, and the cost accruals for repair and overhaul services. Actual results may differ from those estimates.

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") or to recognize compensation expense for grants of stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earning per share as if fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25.

Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components. The components of other comprehensive income (loss) consist entirely of foreign currency translation adjustments related to the Company's operations in the United Kingdom and Holland.



2.  INVENTORIES

    Inventories are comprised of the following:

                                                                     December 31,
                                                               -------------------------
                                                                  1999          1998
                                                               -----------   -----------

  Purchased parts and assemblies                               $20,246,000   $19,251,000
  Work-in-process                                                4,434,000     2,394,000
                                                               -----------   -----------

                                                               $24,680,000   $21,645,000
                                                               ===========   ===========

3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements, at cost, consist of the following:

                                                                                      December 31,
                                                                               --------------------------
                                                                                   1999          1998
                                                                               -----------   ------------
                     Leasehold improvements                                    $ 7,034,000   $ 1,770,000
                     Machinery and equipment                                     8,525,000     7,631,000
                     Tooling                                                       580,000       533,000
                     Furniture and fixtures                                        278,000       265,000
                     Vehicles                                                       38,000        38,000
                     Computer equipment                                          1,591,000     1,518,000
                                                                               -----------   -----------

                                                                                18,046,000    11,755,000
   Less: accumulated depreciation                                                4,224,000     2,457,000
                                                                               -----------   -----------

                                                                               $13,822,000   $ 9,298,000
                                                                               ===========   ===========

4.  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                       December 31,
                                                --------------------------
                                                   1999           1998
                                                -----------   ------------
Deferred tax assets
 Net operating loss carryforwards               $ 9,322,000    $4,308,000
 Inventory valuation accruals                       575,000       709,000
 Accounts receivable valuation accruals             154,000       121,000
 Employee benefits and compensation                 197,000       305,000
 Product and service warranties                      76,000            --
 State tax credits                                   94,000       178,000
 Other items, net                                    29,000            --
                                                -----------    ----------
Total deferred tax assets                        10,447,000     5,621,000
Less valuation allowance                                 --      (225,000)
                                                -----------    ----------
Net deferred tax asset                           10,447,000     5,396,000
                                                ===========    ==========

                                                       December 31,
                                                --------------------------
                                                   1999          1998
                                                -----------    ----------
Deferred tax liabilities:
 Depreciation and amortization methods
   Difference in fixed assets basis due to
   accelerated depreciation and tax
   deferred exchanges                             7,441,000     3,302,000
 Translation gain                                   586,000            --
 Other items, net                                     8,000       178,000
                                                -----------    ----------
Total deferred tax liabilities                    8,035,000     3,480,000
                                                -----------    ----------
Net deferred tax asset after allowance          $ 2,412,060    $1,916,000
                                                ===========    ==========

     Significant components of the provision (benefit) for taxes based on income
(loss) are as follows:


                                              Year             Year            Year
                                             Ended            Ended           Ended
                                          December 31,     December 31,    December 31,
                                              1999             1998            1997
---------------------------------------------------------------------------------------
     Current:
         Federal                         $      19,000    $          --    $         --
         State                                   1,000            1,000           1,000
                                         -------------    -------------        --------
                                                20,000            1,000           1,000
     Deferred:
         Federal                            (1,364,000)      (1,114,000)        466,000
         State                                 276,000         (289,000)             --
                                         -------------    -------------        --------
                                            (1,088,000)      (1,403,000)        466,000
                                         -------------    -------------        --------
      Provision (benefit) for taxes       ($ 1,068,000)    ( $1,402,000)       $467,000
                                         =============    =============        ========

     For the years ended December 31, 1997, 1998, and 1999, reductions were made in the valuation reserve of approximately $466,000, $434,000, and $225,000, respectively, of which $466,000 for 1997 and $170,000 for 1998 were credited against goodwill. For the year ended December 31, 1997, deferred tax assets of $302,000 were determined not to be realizable and were charged directly against the valuation allowance. At December 31, 1999, there is no valuation allowance on the net deferred tax asset because management considers the realization of the net deferred tax asset more likely than not.

     A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax, is as follows:


                                                 Year             Year            Year
                                                Ended            Ended            Ended
                                             December 31,     December 31,    December 31,
                                                 1999             1998            1997
---------------------------------------------------------------------------------------------
     Statutory federal income tax rate           (34%)            (34%)            34%
     Nondeductible expenses                        1                7               3
     State income taxes, net of
         federal benefit                           5              (10)             --
     Decrease in valuation reserve                (7)             (10)             --
     Other                                         3               --              --
                                                ----             ----            ----
     Effective tax rate                          (32%)            (47%)            37%

     The Company has net operating loss carryforwards for federal tax purposes of $25,784,000 which expire in the years 2000 to 2019. The Company also has state net operating loss carryforwards of $7,579,000 which expire in the years 2001 to 2004. Utilization of approximately $421,000 of federal net operating loss carryforwards are subject to limitation as a result of changes in ownership. Such limitations are not anticipated to have a material impact on the Company's ability to utilize such net operating loss carryforwards.

5.  LINES OF CREDIT AND NOTES PAYABLE

     On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively,"Heller"). The Loan and Security Agreement, as amended (the"Heller Agreement") originally provided a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years.

     As a result of obtaining the Heller facility the Company incurred $954,000 of expenses related to early extinguishment of its loan agreement with Bank of America. This expense is presented in the Consolidated Statements of Operations for the year ended as of December 31, 1998, as an extraordinary item net of related tax benefit of $354,000.

     At December 31, 1999, all three instruments carried interest at a rate of 11.0%. Since March 22, 2000, when the prime rate increased, the rate on all three instruments has been 11.5%. During 1999 the Company made principal payments of $0.6 million and $4.5 million on Term Loans A and B, respectively.

     Availability for the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At December 31, 1999, the Company's borrowing base was $55.0 million, of which $52.6 million had been advanced, leaving remaining availability of $2.4 million.

     On April 5, 2000, the Company and Heller executed an amendment to the Heller Agreement. This amendment extends certain covenant provisions of the Heller Agreement until August 31, 2000, and provides for an escalation of certain fees to Heller. The Company is actively working to secure a new senior credit facility, and upon doing so, these additional fees to Heller will cease accruing. These additional fees may range from approximately $0.4 million to $1.6 million.

     The Company believes that cash provided from operations, along with savings from deferring discretionary capital expenditures, will continue to provide sufficient liquidity to meet the Company's cash requirements for the year ending December 31, 2000.

       The Company's note payable balance consists of the following:


                                                                                  December 31,
                                                                        --------------------------------
                                                                            1999               1998
                                                                        --------------      ------------
Note payable to a financial institution, payable in 19
quarterly installments of $153,000, and a final payment
of $1,375,000 plus interest at prime rate, secured by the
fixed assets of the Company, maturing December 31, 2003.
The interest rate in effect at December 31, 1998 and 1999,
was 7.75% and 11.0 %, respectively.                                      $ 3,669,000         $ 4,280,000

Note payable to a financial institution, payable in
quarterly installments of $350,000, plus interest at
prime rate maturing December 31, 2003.  The
interest rate in effect at December 31, 1998 and 1999,
was 7.75% and 11.0 %, respectively.                                        2,500,000           7,000,000

Note payable to related party, interest accrues
monthly at the greater of prime plus 4% or 11.8% per
annum, interest payments due monthly, subordinated
to the line of credit and term loans, maturing on the earlier of the date such balance can be repaid per the loan
agreement or June 30, 2005.                                                2,500,000           2,500,000

Note payable to a financial institution, payable in quarterly installments of $4,700 per quarter, including interest,
maturing in 2004.                                                             71,000                  --
                                                                         -----------       -------------
                                                                           8,740,000          13,780,000
                                                  Less current               623,000          11,280,000
                                                                        ------------       -------------
                                                                         $ 8,117,000         $ 2,500,000
                                                                        ============       =============

 Maturity of notes payable as of December 31, 1999, is summarized as follows:

                     2000                                       $   623,000
                     2001                                           623,000
                     2002                                           623,000
                     2003                                         4,347,000
                     2004                                            24,000
                     2005                                         2,500,000
                                                                 ----------
                                                                 $8,740,000
                                                                 ==========

     In February, 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates in its floating-rate long-term debt. The Swap Agreement has an initial notional amount of $14,700,000 reducing to $8,550,000 through the expiration date of March 28, 2002. The Company is required to pay interest on the notional amount at the rate of 6.39% and receives from the bank a percentage of the notional amount based on a floating interest rate. The Swap Agreement effectively reduces its interest rate exposure to a fixed rate of 6.39% of the notional amount. The floating interest rate in effect under the Swap Agreement is 5.625%. The Swap Agreement had a negative fair market value of $458,000 at December 31, 1998. The Swap Agreement was collateralized by a $1 million Treasury Bill, which was included in Other Assets at that time, and approximated the fair value. This Swap Agreement was terminated in 1999.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases its facilities, certain office equipment and a vehicle under operating lease agreements, which expire through June 2023, and which contain certain escalation clauses based on various inflation indexes. Future minimum rental payments as of December 31, 1998, are summarized as follows:

                       2000                     $ 3,870,000
                       2001                       3,826,000
                       2002                       3,748,000
                       2003                       3,710,000
                       2004                       3,576,000
                       2005 and thereafter       44,804,000
                                                -----------
                                                $63,534,000
                                                ===========

     In July 1997 the Company entered into a 13-year operating lease for additional office space and warehouse facilities in Sun Valley. In addition, significant leasehold improvement costs were incurred during the year ended December 31, 1997.

     In April 1999, the Company entered into a 25-year operating lease for a 140,000 square foot facility in Hayes, outside of London, UK.

     The Company incurred rent expense of approximately $795,000, $2,898,000 and $3,204,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

Employment Agreements

     The Company is obligated under certain management employment contracts through October 31, 2001. Future minimum salary expense related to these contracts are summarized as follows:

                              2000                     $863,000
                              2001                      527,000
                              2002                      214,000
                              2003                      161,000
                                                    -----------
                                                    $ 1,765,000
                                                    ===========


Environmental Remediation

     There are various environmental remediation actions that have involved the area surrounding the Company's Sun Valley facility. The Company has been fully indemnified by BTR plc for certain asserted claims against the Company.

Litigation

     The Company is involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of the business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company pays sales commissions to a company, which is also a shareholder of the Company. For the year ended December 31, 1997 and 1998, the Company paid $556,000, $408,000, and $439,000, respectively of commissions and reimbursed expenses to this related party.

     As more fully described in Note 5, the Company is subject to a $5,000,000 note payable to Unique, an entity controlled by shareholders of the Company. In December 1998 the Company made a $2,500,000 principal payment on this note to Unique. This debt is included in long-term notes payable on the 1998 and 1999 balance sheets. Interest expense on this note payable for the years ended December 31, 1997, 1998, and 1999, amounted to $74,000, $601,000, and $295,000, respectively.

Management Fee

     The Company had an agreement (the "Old Management Agreement") with Unique to pay a management fee of $25,000 per month. Certain shareholders of the Company are related parties to Unique. The Company paid Unique and included in general and administrative expense $300,000 during 1997.

     In September 1997, the Company and Unique entered into a new management services agreement (the "New Management Services Agreement") pursuant to which, upon the consummation of the Offering, the Old Management Agreement was terminated, and Unique became entitled to receive $150,000 per year payable monthly commencing in January 1999 for certain management services rendered to the Company. No management fees were paid to Unique during 1998. During 1999, $150,000 was paid or accrued to Unique for management services rendered. The New Management Services Agreement will terminate upon the Company completing an underwritten public offering in which selling shareholders offer 25% or more of the common stock sold in such offering.

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

     The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Therefore, the following information is presented in accordance with the provisions of that Statement.

     Had the Company elected to recognize compensation cost based on the fair value of options granted as prescribed by FAS 123, net income and earnings per share would have been reported as the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

                                                    1999            1998
                                                -------------   ------------
          Reported net loss                      ($2,260,000)   ($2,198,000)
          Pro forma net loss                      (2,806,000)    (2,695,000)
          Reported diluted loss per share             (0. 39)         (0.39)
          Pro forma diluted loss per share             (0.48)         (0.48)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                       Risk free interest rate             5.2%
                       Dividend yield                        0%
                       Expected stock price volatility    75.0%
                       Expected option lives:
                         Incentive                    5.0 years
                         Non-qualified                5.0 years

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense for a full year as certain options were granted at different times during the year and it does not consider future grants. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

     A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31, 1998 and 1999, is presented below.

                                                                                 Shares                Weighted
                                                                                  Under                 Average
                                                                                 Option             Exercise Price
                                                                            -----------------      ---------------
         1998
         ----
          Options granted in connection with IPO                                     374,937          $   8.00
          Options granted                                                            406,892              4.48
          Options cancelled                                                         (168,722)             8.00
          Options exercised                                                               --                --
                                                                                   ---------
          Options outstanding at end of year                                         613,107              5.66
                                                                                   =========
          Options exercisable at end of year                                         165,836

          Weighted average fair value
           of options granted during the year                                                         $   2.61
                                                                                                    ==========


         1999
         ----
          Options outstanding at beginning of year                                   613,107          $   5.66
          Options granted                                                             30,000              3.06
          Options cancelled                                                          (60,167)            (6.00)
          Options exercised                                                               --                --
                                                                                   ---------
          Options outstanding at end of year                                         582,940              5.49
                                                                                   =========
          Options exercisable at end of year                                         251,451              5.19

          Weighted average fair value
           of options granted during the year
                                                                                                      $   3.06
                                                                                                     =========


   The following table summarizes stock options outstanding information at December 31, 1999.

                                   Options Outstanding                                     Options Exercisable
     ---------------------------------------------------------------------        ------------------------------------
                                       Weighted-Average                                                Weighted
        Range of                           Remaining      Weighted Average                              Average
     Exercise Prices     Outstanding   Contractual Life   Exercise Price          Exercisable        Exercise Price
     ---------------     -----------   ----------------   ----------------        -----------       ------------------
     $2.25-2.99              15,000          9.6              $ 2.25                   1,500               $2.25
     $7.00-7.99              43,261          8.8              $ 7.00                   8,652               $7.00
     $3.00-6.99             307,048          8.9              $ 3.57                 157,219               $3.56
     $9.00-9.88              14,861          8.3              $ 9.88                   4,954               $9.88
     $8.00-8.99             202,770          8.0              $ 8.00                  79,126               $8.00
                            -------                                                 --------
                            582,940          8.6              $ 5.49                 251,451               $5.19
                            =======                                                 ========

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

     The net pension cost for the Company-sponsored defined benefit pension plan for the years ended December 31, 1998 and 1999 includes the following components:

                                                                    Pension Benefits
                                                                   -----------------
                                                                1999             1998
                                                                ----             ----
       Change in benefit obligation
        Benefit obligation at beginning of year              $1,329,000          $1,040,000
        Service cost                                            181,000             137,000
        Interest cost                                            93,000              73,000
        Actuarial losses                                        139,000              87,000
        Prior service costs                                          --                  --
        Benefits paid                                            (3,000)             (8,000)
                                                             ----------          ----------
        Benefit obligation at end of year                    $1,739,000          $1,329,000
                                                             ----------          ----------

       Change in plan assets
        Fair value of plan assets at beginning of year          383,000                  --
        Actual return on plan assets                            100,000              51,000
        Company contributions                                   289,000             340,000
        Benefits paid                                            (3,000)             (8,000)
                                                             ----------          ----------
        Fair value of plan assets at end of year                769,000             383,000
                                                             ----------          ----------

       Funded status of the plan (underfunded)                 (970,000)           (946,000)
       Unrecognized net actuarial losses                        214,000             149,000
       Unamortized prior service cost                           677,000             711,000
                                                             ----------          ----------
       Prepaid (accrued) benefit cost                          ($79,000)           ($86,000)
                                                             ==========          ==========

     The Company made contributions of $340,000 and $289,000 to the Plan during 1998 and 1999, respectively. No contributions were made to the Plan

     The assumptions used in the determination of the net pension cost for the defined benefit pension plan for the years ended December 31, 1998 and 1999, were as follows:
                                                            1999      1998
                                                            ----      ----
               Discount rate                                7.0%      7.0%
               Rate of increase in compensation levels      3.0%      3.0%
               Expected long-term rate of return on assets  7.0%      7.0%


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

     Employees associated with the BA Acquisition continued to participate in the BA pension plan through January 31, 1999. The Company incurred $436,000 and $286,000 of expense related to contributions to this plan for the years ended December 31, 1998 and 1999, respectively. As of January 1, 1999, the Company instituted its own pension plan for UK employees which covers the former BA employees. The Company has no further obligation to the BA Plan as of January 31, 1999. The Company also contributed $37,000 to the new pension plan established in 1999.

10.  SHAREHOLDERS'  EQUITY

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

     The following table is presented to summarize the Common Stock authorized at December 31, 1999:

                                                                        Common Shares
                                                                           Issued
                Description of Instrument                                or Reserved
                -------------------------                               -------------
                Common Stock outstanding                                  5,822,222
                Series C Convertible Preferred Stock                        659,341
                Series C Convertible Preferred Stock Dividends              115,200
                Management Options                                          115,365
                Employee Incentive Stock Option Plan                        634,514
                Common Stock Warrants                                       397,716
                                                                        -----------
                Total Common Stock Issued or Reserved                     7,744,358
                                                                        -----------
                Total Common Stock Available                             12,255,642
                                                                        ===========

     In December 1999, the Company issued 300 shares of 8% Series C Convertible Preferred Stock in exchange for a $3 million investmentMark SogomianFinancial Printing GroupIn December 1999, the Company issued 300 shares of 8% Series C Convertible Preferred Stock (Series C) for $3,000,000, less $431,000 in costs associated with the issuance. Series C is convertible into common stock at fluctuating conversion rates. Series C may be redeemable for cash by the Company in certain circumstances all of which are within the control of the Company. In connection with the issuance of preferred stock, the Company issued warrants to purchase 125,000 and 50,000 shares of common stock at $7.37 and $2.85 per share, respectively. The warrants were valued at $226,000 and are included in the costs associated with the issuance.

11.  NON-MONETARY  EXCHANGE  TRANSACTION

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

12.  SEGMENT  INFORMATION

     On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments and their enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.

                                                  United States   United Kingdom    Consolidated
                                                  -------------   ---------------   -------------
     As of December 31, 1999
     -----------------------
     Total assets                                   $50,113,000      $53,050,000    $103,163,000

     Total long-lived assets (net of
        depreciation and amortization)               19,669,000       31,766,000      51,435,000

     For the year ended December 31, 1999
     ------------------------------------
     Revenue by location of operations               54,977,000       27,341,000      82,318,000

     Profit/(loss) before income tax benefit
        and extraordinary item                        1,553,000       (4,881,000)     (3,328,000)

     The Company generated revenue from customers located outside of the United States of $11,856,000, $26,660,000 and $ 37,329,000, of which $9,901,000,
$10,802,000 and $9,988,000 were revenues generated from the Company's United States location for the years ended December 31, 1997, 1998 and 1999, respectively.

--------------------------------------------------------------------------------

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              Accounts Receivable Allowance for Doubtful Accounts

                                    Balance at   Charged to   Charged to                   Balance at
                                    Beginning    Costs and      Other                      the End of
          Description               of Period     Expenses    Accounts   Deductions (a)     Period
         ------------               ----------   ----------   --------   --------------   ----------
  Year Ended December 31, 1997        $ 67,000     $167,000    $    --        ($87,000)     $147,000
  Year Ended December 31, 1998         147,000      158,000     28,000         (32,000)      301,000
  Year Ended December 31, 1999         301,000       50,000         --         (27,000)      324,000

  (a) Represents amounts written-off against the allowance for doubtful accounts.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HAWKER PACIFIC AEROSPACE

                                      By  /s/ Daniel J. Lubeck
                                      ------------------------
                                      Daniel J. Lubeck
                                      Chairman of the Board
Date:  April 11, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        /s/ Daniel J. Lubeck          Chairman of the Board         April 11, 2000
-----------------------------------   and Secretary
            Daniel J. Lubeck

        /s/ David L. Lokken           President, Chief Executive    April 11, 2000
-----------------------------------   Officer and Director
            David L. Lokken

        /s/ Philip M. Panzera         Executive Vice President      April 11, 2000
-----------------------------------   (Principal Financial and
            Philip M. Panzera         Accounting Officer)

         /s/ Mellon C. Baird          Director                      April 11, 2000
-----------------------------------
             Mellon C. Baird

        /s/ Scott W. Hartman          Director                      April 11, 2000
-----------------------------------
           Scott W. Hartman

        /s/ John G. Makoff            Director                      April 11, 2000
-----------------------------------
             John G. Makoff

        /s/ Joel F. McIntyre          Director                      April 11, 2000
-----------------------------------
            Joel F. McIntyre

       /s/ Daniel C. Toomey, Jr.      Director                      April 11, 2000
-----------------------------------
          Daniel C. Toomey, Jr.