Form 10-K405/A
period 1999-12-31
HAWKER PACIFIC AEROSPACE
filed 2000-05-12
CIK 1049625

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                Amendment No. 1

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

===============================================================================

                           HAWKER PACIFIC AEROSPACE

                              AMENDMENT CHANGES


     This Amendment No. 1 principally includes two technical changes: (i) the manner in which the conversion and redemption features of the Company's recently issued preferred stock is recorded, and (ii) the reclassification of landing gear asset sales from Investing Activities to Operating Activities on the Consolidated Statement of Cash Flows. No changes have been made to Net Income
(Loss) for any period presented. The remainder of the Form 10-K has been reprinted in its entirety.

Preferred Stock

     In December 1999 the Company raised $3,000,000 through the issuance of redeemable convertible preferred stock. This preferred stock has a multiple-step beneficial conversion feature, and the Company is required to currently record a discount in the amount of the maximum potential benefit the investor may receive, over the shortest possible time period, without regard to whether the investor has actually converted any preferred shares. Accordingly, the Company has recognized in this Amendment a decrease of $750,000 to the balance of preferred shares, and an increase of $750,000 to common shares, at December 31, 1999. We have also valued the warrant issued to the preferred shareholder at $286,000. This amount has also been recorded as a decrease to the balance of preferred shares, and an increase in the value of common shares.

     In addition, the Company may be required to redeem the shares in certain circumstances, and the redemption premium may be as high as $750,000. Because the preferred stock has a mandatory redemption feature, we have reclassified the preferred stock outside of the equity section on the Consolidated Balance Sheet.


     The amounts related to these redemption and conversion features, along with the costs of issuance and the value of the warrant issued to the preferred shareholder, will be accreted over a 180 day period from December 1999 through June 2000. The monthly accretion attributable to December 1999 was $273,000, which amount increases the balance of preferred shares and decreases retained earnings (deficit) at December 31, 1999. This amount is also used in the calculation of all earnings (loss) per common share amounts. While the $273,000 equity adjustment does not affect net income (loss) for fiscal year 1999, it did increase the loss per common share amounts for the year and quarter by ($0.05) to ($0.44) and ($0.02), respectively. For additional detail, see Note 10 and the Earnings (Loss) per Share section in Note 1 to the Consolidated Financial Statements.

Landing Gear Asset Sales

      This Amendment reclassifies the proceeds and book gain from landing gear asset sales from Investing Activities to Operating Activities on the Consolidated Statement of Cash Flows, page 31. No change has been recorded to the total amount of cash provided and used during 1999. The net effect of this change is as follows.


                                                       As Originally Filed       As Amended
                                                      ---------------------     ------------
Cash provided by (used in) operating activities        ($ 1,899,000)           $1,187,000
Cash used in investing activities                        (9,810,000)          (12,896,000)

                           HAWKER PACIFIC AEROSPACE

                              TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I
      Item 1          Business............................................................................       4

      Item 2          Properties..........................................................................      12

      Item 3          Legal Proceedings...................................................................      12

      Item 4          Submission of Matters to a Vote of
                          Security Holders................................................................      12

PART II

      Item 5.         Market for Registrant's Common Equity
                          and Related Shareholder Matters.................................................      13

      Item 6.         Selected Financial Data.............................................................      14

      Item 7.         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................................      16

      Item 7A.        Quantitative and Qualitative Disclosures
                          about Market Risk...............................................................      21

      Item 8.         Financial Statements and Supplementary Data.........................................      21

      Item 9.         Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure..........................................      21

PART III              Omitted - (Incorporated by reference to Proxy
                      statement to be filed no later than May 1, 2000)....................................      22

PART IV

      Item 14.        Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K.........................................................      22

FINANCIAL STATEMENTS

                      Index to Financial Statements.......................................................      22

                      Report of Independent Auditors......................................................      26

                      Consolidated Balance Sheets.........................................................      27

                      Consolidated Statements of Operations...............................................      29

                      Consolidated Statement of Changes in
                      Shareholders' Equity................................................................      30

                      Consolidated Statement of Cash Flows................................................      31

                      Notes to Consolidated Financial Statements..........................................      33

                                    PART  I

ITEM 1  -  BUSINESS

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

     Acquisition of Certain Assets of British Airways. On February 4, 1998, the Company completed the acquisition of certain assets ("BA Assets") of the British Airways plc landing gear operation for a purchase price of approximately $19.5 million (including acquisition related expenses) excluding a 747-400 landing gear
                                      -4-
rotable asset that was acquired during the second quarter of fiscal 1998 for approximately $2.9 million. The BA Assets consisted of $1.9 million of inventory, $4.0 million of machinery and equipment and $13.6 million of landing gear rotable assets. As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement for the Company to provide landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

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

     On December 10, 1999, the Company closed a $3 million equity financing. This transaction was exempt from registration under Regulation D of the Securities Act of 1933. The Company hereby incorporates by reference the description of that private placement set forth in Hawker Pacific's Amendment No. 4 to Registration Statement on Form S-3, filed on March 11, 2000, and discussed under "Description of Our Capital Stock -Series C" and "Selling Shareholders - Deephaven Financing." Excerpts of those portions of the S-3 are filed as an exhibit to this Form 10-K.

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

     The pro forma statement of operations data for the year ended December 31, 1996, is derived from unaudited pro forma adjustments which were made to estimate the results of operations for fiscal year 1996 as if the purchase had occurred on January 1, 1996. The unaudited financial statements have been prepared by the Company on a basis consistent with the Company's audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's results of operations for theperiod.



                                                           Successor                                         Predecessor
                                      ----------------------------------------------------------------  ----------------------------
                                                                                                  Two          Ten      Year ended
                                                     Year Ended December 31,                     Months       Months    December 31,
                                      ----------------------------------------------------        Ended        Ended    ------------
                                                                                    (pro forma) December 31, October 31,
(in thousands except per share data)        1999           1998           1997         1996       1996         1996         1995
------------------------------------        ----           -----          ----         ----       ----         ----         ----

Revenue                                   $ 82,318        $65,151       $41,042      $39,004     $ 6,705       $32,299     $35,012

Income (loss) before extraordinary item     (2,260)        (1,598)          788       (1,523)        469        (1,606)        265
Income (loss) before extraordinary item
   per share                                 (0.44)         (0.28)         0.25        (0.48)       0.15            --          --

Net income (loss)                           (2,260)        (2,198)          788       (1,523)        469        (1,606)        265
Net income (loss) per share                  (0.44)         (0.39)         0.25        (0.48)       0.15            --          --

Total assets                               103,163         87,237        40,898       35,178          --            --      35,455
Total long-term debt and redeemable
   preferred stock                           9,909          2,500        17,700       19,150          --            --      27,310

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

     The financial statements for the ten months ended October 31, 1996, are presented under the historical cost basis of the Company, as a wholly owned subsidiary of BTR Dunlop Holdings, Inc., the predecessor Company (the "Predecessor"). The financial statements as of December 31, 1997 and 1998, and for the two months ended December 31, 1996, and the years ended December 31, 1997 and 1998, are presented under the new basis of the successor company (the Successor") established in the Acquisition.


     The following unaudited pro forma information combines the results of operations of the Successor and the Predecessor as if the Acquisition had occurred on January 1, 1996, and includes certain pro forma adjustments to the historical operating results for amortization of goodwill, depreciation and amortization of fixed assets and interest expense. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such period, nor is it intended to be representative of future operations.

                                  Twelve Months Ended
                                   December 31, 1996
                                      (Unaudited)
                                  -------------------
          Revenue                      $39,004,000
          Net loss                      (1,523,000)
          Net loss per share                 (0.48)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     Hawker Pacific finished fiscal year 1999 with record quarterly revenue of $25,256,000, a 43% increase from the fourth quarter of 1998. Net income for the quarter improved by over 100% to $164,000. Net income (loss) to common shareholders was ($109,000), or ($0.02) per share after a $273,000 reduction in net income related to accretion of a discount and redemption premium on preferred stock issued in December 1999 (all basic and diluted per share amounts are equal for the periods presented in this discussion). For additional detail on the preferred stock accretion, please refer to Amendment Changes on page 2.

     For the year, the Company recorded a net loss in 1999 of $2,260,000 primarily as a result of the relocation of the Company's United Kingdom subsidiary. The net loss to common shareholders was $2,533,000, or $0.44 per share, after the reduction for preferred stock accretion. From May through July 1999 the Company relocated its UK operation from its prior location in a British Airways maintenance facility to a new 140,000 square foot state-of-the-art facility in Hayes. Although large portions of the move were completed in July, it took several additional months for the operation to settle in and complete necessary leasehold improvements. In addition, several functional areas could not be moved until November and December. Most importantly, the UK operation could not relocate British Airway's aging plating shop, and it was necessary to construct a new plating facility at the Hayes location. The new plating shop, costing approximately $3,300,000, was not completed until January 2000.

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

     Selling, General and Administrative Expense. Selling expense for 1999 decreased by 9% to $3,296,000, while general and administrative expense increased by 15% to $7,076,000. General and administrative expense in 1999 increased as a result of higher payroll costs, and unusual charges of $422,000 in loan violation costs, $198,000 for Year 2000 costs, and $140,000 for a litigation settlement.

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

     Net Loss. The net loss for fiscal year 1999 was $2,260,000, as compared with a net loss in 1998 of $2,198,000. The net loss to common shareholders for 1999 was $2,533,000, or $0.44 per share, after the reduction for preferred stock accretion. The net loss before extraordinary items in 1999 increased by 41% to $2,260,000 from $1,598,000 in 1998. As previously discussed, the principal factors which have negatively affected UK operating results during the last two years are no longer present after January 2000.

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

     Net Loss. The Company posted net income in the fourth quarter of 1999 of $164,000, as compared with a net loss of $3,622,000 ($3,022,000 before extraordinary items) in the comparable period of 1998. Net income (loss) to common shareholders was ($109,000) or ($0.02) per share, after the reduction for preferred stock accretion. During the fourth quarter of 1999 the

Company incurred unusual charges of $626,000 for loan violation costs, and $57,000 for settlement costs, which amounts reduced earnings per share by $0.08.

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

     Landing gear repair and overhaul revenue increased $22,380,000 (118%) to $41,400,000. The increase in landing gear repair and overhaul revenue was primarily attributable to increased business from the Company's UK operation ($16,562,000). Fixed wing and helicopter repair and overhaul increased to $14,245,000 from $13,195,000 in 1997 or 8%. Wheels, brakes and braking system components repair and overhaul declined 5% to $5,135,000 from $5,393,000 in 1997.

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

     Net Loss. The net loss for fiscal year 1998 was $2,198,000, or $0.39 ($1,598,000, or $0.28 cents before extraordinary items), as compared with net income of $788,000, or $0.25, for fiscal year 1997.

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

     Net Loss. The Company posted a fourth quarter loss of $3,622,000, or $0.62 ($3,022,000, or $0.51 cents, before extraordinary items), as compared with net income of $123,000, or $0.02 in the comparable period of 1997.

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

     In February 1998, to reduce the impact of changes in interest rates on the Company's debt facility, the Company entered into an interest rate Swap Agreement. The Swap Agreement reduced interest rate exposure to a fixed amount. This agreement was terminated in 1999. For additional information, please refer to Note 5 to the Consolidated Financial Statements--Lines of Credit and Notes Payable.

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


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                                                     Page
                                                                                                     ----
       Report of Independent Auditors................................................................  26

       Consolidated Balance Sheets as of December 31, 1999 and 1998..................................  27

       Consolidated Statements of Operations for the years ended December 31, 1999,
       December 31, 1998 and December 31, 1997.......................................................  29

       Consolidated Statements of Changes in Shareholders' Equity for the years ended
            December 31, 1999, December 31, 1998 and December 31, 1997...............................  30

       Consolidated Statements of Cash Flows the years ended December 31, 1997,
            December 31, 1998 and December 31, 1999..................................................  31

       Notes to Consolidated Financial Statements....................................................  33
           Note 1 - Summary of Significant Accounting Policies.......................................  33
           Note 2 - Inventories......................................................................  36
           Note 3 - Equipment and Leasehold Improvements.............................................  37
           Note 4 - Income Taxes.....................................................................  37
           Note 5 - Lines of Credit and Notes Payable................................................  38
           Note 6 - Commitments and Contingencies....................................................  40
           Note 7 - Related Party Transactions.......................................................  41
           Note 8 - Stock Option Plan................................................................  41
           Note 9 - Employee Benefit Plans...........................................................  43
           Note 10 - Redeemable Preferred Stock......................................................  45
           Note 11 - Shareholders Equity.............................................................  45
           Note 12 - Non-Monetary Transactions.......................................................  46
           Note 13 - Segment Information.............................................................  46

  Schedule II.  Valuation and qualifying accounts....................................................  46

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

         Commitments and contingencies

         Redeemable convertible preferred stock:
            5,000,000 shares authorized;
            issued and outstanding: 300 and zero shares
            at December 31, 1999 and 1998, respectively;
            $3,750,000 redemption amount                           1,792,000             --

         Shareholders' equity
            Common stock: 20,000,000 shares authorized;
                issued and outstanding: 5,822,222 shares          22,384,000     21,108,000
            Retained earnings (deficit)                           (3,474,000)      (941,000)
            Accumulated other comprehensive income                (1,376,000)       236,000
                                                                ------------    -----------

         Total shareholders' equity                               17,534,000     20,403,000
                                                                ------------    -----------

Total liabilities and shareholders' equity                    $  103,163,000   $ 87,237,000

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year             Year            Year
                                                         Ended            Ended           Ended
                                                  December 31,     December 31,    December 31,
                                                         1999              1998            1997
-----------------------------------------------------------------------------------------------

     Revenue                                     $  82,318,000    $  65,151,000     $41,042,000

     Cost of revenue                                69,197,000       55,059,000      31,430,000
                                                 -------------    -------------     -----------

     Gross margin                                   13,121,000       10,092,000       9,612,000

     Operating expenses
        Selling expense                              3,296,000        3,621,000       3,191,000
        General and administrative expense           7,076,000        6,143,000       2,706,000
                                                 -------------    -------------     -----------

     Total operating expenses                       10,372,000        9,764,000       5,897,000
                                                 -------------    -------------     -----------

     Income from operations                          2,749,000          328,000       3,715,000

     Other income (expense)
        Interest expense                            (6,001,000)      (3,402,000)     (2,431,000)
        Miscellaneous income (expense), net            (76,000)          74,000         (29,000)
                                                 -------------    -------------     -----------

     Total other income (expense)                   (6,077,000)      (3,328,000)     (2,460,000)
                                                 -------------    -------------     -----------

     Income (loss) before income
        tax provision (benefit) and
        extraordinary item                          (3,328,000)      (3,000,000)      1,255,000

     Income tax provision (benefit)                 (1,068,000)      (1,402,000)        467,000
                                                 -------------    -------------     -----------

     Income (loss) before extraordinary
        item                                        (2,260,000)      (1,598,000)        788,000
     Extraordinary loss on early
        extinguishment of debt (net of
        tax benefit of $354,000)                            --         (600,000)             --
                                                 -------------    -------------     -----------
     Net income (loss)                              (2,260,000)      (2,198,000)        788,000

         Accretion of discount and redemption
            premium on preferred stock                (273,000)              --              --
         Net income (loss) to common
            shareholders                          ($ 2,533,000)    ($ 2,198,000)      $ 788,000
                                                 =============    =============     ===========

         Earnings (loss) per common share
            before extraordinary item:  basic
            and diluted                                 ($0.44)          ($0.28)      $   0.25
                                                 =============    =============     ===========

     Weighted average common
        and common equivalent
        shares outstanding                           5,822,222        5,622,770       3,145,079
                                                 =============    =============     ===========

          See Accompanying Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                   Preferred Stock           Common Stock              Retained          Other
                                 ------------------       --------------------          Earning     Comprehensive
                                 Shares      Amount       Shares        Amount         (Deficit)        Income        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        400    $ 2,000,000    2,870,603    $    40,000   $    469,000    $         --    $ 2,509,000
Net income and comprehensive
income for the year                  --             --           --             --        788,000              --        788,000
Issuance of common stock             --             --      101,619      1,000,000             --              --      1,000,000
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1997        400      2,000,000    2,972,222      1,040,000      1,257,000              --      4,297,000

Net loss for the year                --             --           --             --     (2,198,000)             --     (2,198,000)
Foreign currency translation         --             --           --             --             --         236,000        236,000
                                                                                                                      ----------
Comprehensive loss                   --             --           --             --             --              --     (1,962,000)
Conversion of preferred stock      (400)    (2,000,000)     250,000      2,000,000             --              --             --
Issuance of common stock             --             --    2,600,000     18,068,000             --              --     18,068,000
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1998         --             --    5,822,222     21,108,000       (941,000)        236,000     20,403,000

Net loss for the year                --             --           --             --     (2,260,000)             --    (2,260,000)
Foreign currency translation         --             --           --             --             --      (1,612,000)   (1,612,000)
                                                                                                                      ----------
Comprehensive loss                   --             --           --             --                                   (3,872,000)
Beneficial conversion feature of
     redeemable convertible
     preferred stock                 --             --           --        750,000            --               --    (3,872,000)
Issuance of warrant to preferred
     stock shareholders              --             --           --        286,000            --               --    (3,872,000)
Issuance of warrant as cost
     related to preferred stock      --             --           --        240,000            --               --    (3,872,000)
Accretion of discount and redemption
premium on preferred stock           --             --           --       (273,000)           --               --            --


Balance at December 31, 1999         --             --    5,822,222    $22,384,000   ($3,474,000)     ($1,376,000)  $17,534,000

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Year            Year            Year
                                                                Ended           Ended           Ended
                                                            December 31,    December 31,    December 31,
                                                                1999            1998            1997
     ----------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income (loss)                                        (2,260,000)    ($2,198,000)    $   788,000
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
          Extraordinary loss                                          --         954,000              --
          Deferred income taxes                                 (533,000)     (1,771,000)        466,000
          Depreciation                                         1,803,000       1,464,000         741,000
          Amortization                                         2,254,000       1,743,000         463,000
          Non-cash items                                              --              --              --
          (Gain) on the sale of machinery,
             equipment and landing gear                       (1,648,000)             --         (78,000)
          Proceeds from sale of landing gear                   4,734,000              --         250,000
          Changes in operating assets and liabilities:
            Accounts and other receivables                    (6,311,000)     (4,986,000)     (1,036,000)
            Inventory                                         (3,242,000)     (4,870,000)       (185,000)
            Prepaid expenses and other
               current assets                                     63,000        (377,000)        104,000
            Accounts payable                                   1,049,000       5,225,000         622,000
            Deferred revenue                                   2,365,000         175,000        (745,000)
            Accrued liabilities                                2,913,000       1,546,000        (818,000)
                                                              ----------     -----------     -----------

            Cash provided by (used in) operating
               activities                                      1,187,000      (3,095,000)        572,000
---------------------------------------------------------------------------------------------------------

     INVESTING ACTIVITIES
     Purchase of equipment, leasehold
       improvements and landing gear                         (12,216,000)     (7,427,000)     (2,890,000)
     Purchase of equipment and landing gear
       from British Airways                                           --     (26,585,000)             --
     Purchase of inventory from British Airways                       --      (1,961,000)             --
     Other assets                                               (680,000)     (1,162,000)       (824,000)
                                                              ----------     -----------     -----------

     Cash used in investing activities                       (12,896,000)    (37,135,000)     (3,714,000)
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

Earnings (Loss) per Share

     Basic and diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. Basic earnings (loss) per share is the same as diluted earnings (loss) per share for all periods presented. The number of shares used in the calculation of basic and diluted earnings per share is 3,145,079, 5,622,770 and 5,822,222 for the years ended December 31, 1997, 1998 and 1999, respectively. Net income (loss) used in the calculation of basic and diluted earnings (loss) per share has been adjusted for the accretion of the discount and redemption premium on the preferred stock in order to derive net income (loss) available for common shareholders.

     Options to purchase 613,107 shares of common stock at exercise prices between $3.50 and $9.88 were outstanding during 1998, and an additional 30,000 shares at exercise prices between $2.85 and $3.875 were issued and outstanding during 1999. None of these were included in the computation of diluted earnings loss per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, therefore, the effect would be antidilutive.

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

10.  REDEEMABLE PREFERRED STOCK

         In December 1999, the Company issued 300 shares of 8% Series C Convertible Preferred Stock ("Series C") for $3,000,000. In connection with the issuance of preferred stock, the Company issued a warrant to the broker to purchase 50,000 shares of common stock at $2.85 per share. The warrant was valued at $240,000 and is included in the costs associated with the issuance. The Company incurred an additional $205,000 in costs associated with the issuance of preferred stock.

     In connection with the issuance of preferred stock, the Company issued a warrant to the preferred stock holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286,000.

     Upon the request of the Series C stockholder, the Company must redeem the Series C, and any underlying shares of common stock issued, within 45 days of the occurrence of any of the following events: (a) the U.S. Securities and Exchange Commission ("SEC") fails to declare effective the registration statement registering the shares of common stock underlying the Series C within 180 days of the issuance of the Series C; (b) the SEC suspends the effectiveness of the registration statement for more than 10 days; (c) the common stock of the Company ceases to be listed on the Nasdaq stock exchange; or (d) the Company experiences a change in control or agrees to sell over 50% of its assets. The redemption feature calls for the preferred stock to be redeemed, under certain circumstances, for 125% of the stated value ($3,750,000) and as such the preferred stock is being accreted to $3,750,000 over a 180 day period which extends from December 1999 until June 2000. This accretion is charged to retained earnings, similar to a preferred dividend, as a reduction of earnings
(loss) to common shares.

     Series C provides for a multiple-step beneficial conversion feature, which has been valued for financial statement purposes at $750,000. The resulting discount on the Series C will be amortized over a 180 day period which extends from December 1999 until June 2000, and charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) to common shares.

     The amount of accretion related to the redemption premium, conversion discount, associated warrants, and costs of issuance which are included in the calculation of the loss per share for the year ended December 31, 1999 was $273,000.

11.  SHAREHOLDERS'  EQUITY

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


                                              HAWKER PACIFIC AEROSPACE

                                               By  /s/ Philip M. Panzera
                                               ----------------------------
                                               Philip M. Panzera
                                               Executive Vice President
         Date:  May 11, 2000