Form 10-K405/A
period 1999-12-31
HAWKER PACIFIC AEROSPACE
filed 2000-05-12
CIK 1049625

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                Amendment No. 2

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

===============================================================================

                           HAWKER PACIFIC AEROSPACE

                              AMENDMENT CHANGES



     This Amendment No. 2 has been filed only because our financial printer inadvertently filed a version which did not include the Company's final changes. The only change from Amendment No. 1 to Amendment No. 2 is the addition of one line omitted from the Income Statement. The remainder of the Form 10-K has been reprinted in its entirety, and Amendment No. 1 can be discarded. The changes incorporated in Amendment No. 1 are restated below.

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


                                                       As Originally Filed      As Amended
                                                      ---------------------     ----------
Cash provided by (used in) operating activities        ($ 1,899,000)           $1,187,000
Cash used in investing activities                        (9,810,000)          (12,896,000)

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

     10.42B Waiver and Amendment No. 3 to Loan and Security Agreement, dated February 16, 2000 (11)

     10.42C Waiver and Amendment No. 4 to Loan and Security Agreement, dated March 27, 2000 (11)

     10.43 Convertible Preferred Stock Purchase Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)

     10.44 Registration Rights Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)

     10.45 Description of $3 million Private Placement in response to Item 5 of Form 10-K, as excerpted from the Company's Form S-3 under "Description of Our Capital Stock - Series C" and "Selling Shareholders - Deephaven Financing" (11)

     11      Statement re Computation of Per Share Earnings (11)

     21.1    Subsidiaries of Registrant (11)

     27.1    Financial Data Schedule (11)
     _______________________________

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

     (7) Previously filed with the Securities and Exchange Commission on April 7, 1999, and incorporated herein by reference

     (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

     (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference

    (10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-93391), and incorporated herein by reference

    (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

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

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year             Year            Year
                                                         Ended            Ended           Ended
                                                  December 31,     December 31,    December 31,
                                                         1999              1998            1997
-----------------------------------------------------------------------------------------------

     Revenue                                     $  82,318,000    $  65,151,000     $41,042,000

     Cost of revenue                                69,197,000       55,059,000      31,430,000
                                                 -------------    -------------     -----------

     Gross margin                                   13,121,000       10,092,000       9,612,000

     Operating expenses
        Selling expense                              3,296,000        3,621,000       3,191,000
        General and administrative expense           7,076,000        6,143,000       2,706,000
                                                 -------------    -------------     -----------

     Total operating expenses                       10,372,000        9,764,000       5,897,000
                                                 -------------    -------------     -----------

     Income from operations                          2,749,000          328,000       3,715,000

     Other income (expense)
        Interest expense                            (6,001,000)      (3,402,000)     (2,431,000)
        Miscellaneous income (expense), net            (76,000)          74,000         (29,000)
                                                 -------------    -------------     -----------

     Total other income (expense)                   (6,077,000)      (3,328,000)     (2,460,000)
                                                 -------------    -------------     -----------

     Income (loss) before income
        tax provision (benefit) and
        extraordinary item                          (3,328,000)      (3,000,000)      1,255,000

     Income tax provision (benefit)                 (1,068,000)      (1,402,000)        467,000
                                                 -------------    -------------     -----------

     Income (loss) before extraordinary
        item                                        (2,260,000)      (1,598,000)        788,000
     Extraordinary loss on early
        extinguishment of debt (net of
        tax benefit of $354,000)                            --         (600,000)             --
                                                 -------------    -------------     -----------
     Net income (loss)                              (2,260,000)      (2,198,000)        788,000

         Accretion of discount and redemption
            premium on preferred stock                (273,000)              --              --
         Net income (loss) to common
            shareholders                          ($ 2,533,000)    ($ 2,198,000)      $ 788,000
                                                 =============    =============     ===========

         Earnings (loss) per common share
            before extraordinary item:  basic
            and diluted                                 ($0.44)          ($0.28)          $0.25

         Earnings (loss) per common share:
            basic and diluted                           ($0.44)          ($0.39)          $0.25
                                                 =============    =============     ===========

     Weighted average common
        and common equivalent
        shares outstanding                           5,822,222        5,622,770       3,145,079
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