Form 10-Q
period 2000-03-31
HAWKER PACIFIC AEROSPACE
filed 2000-05-15
CIK 1049625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

The number of shares of the registrant's common stock outstanding on May 12, 2000, was 5,822,722 shares.

                            HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                               March 31,     December 31,
            ASSETS                                               2000            1999
                                                             ------------    ------------
Current assets
 Cash                                                        $  2,052,000    $  2,227,000
 Trade accounts receivable, net                                14,923,000      18,246,000
 Other receivables                                                208,000         260,000
 Inventories                                                   28,253,000      24,680,000
 Prepaid expenses                                               1,208,000         550,000
                                                             ------------    ------------
   Total current assets                                        46,644,000      45,963,000

Equipment and leasehold improvements, net                      16,100,000      13,822,000
Exchange assets, net                                           36,605,000      37,613,000
                                                             ------------    ------------
   Total fixed assets                                          52,705,000      51,435,000

Deferred taxes                                                  2,636,000       2,412,000
Other assets                                                    2,057,000       3,353,000
                                                             ------------    ------------
   Total assets                                              $104,042,000    $103,163,000
                                                             ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Line of credit                                                53,785,000    $ 52,617,000
 Accounts payable                                            $ 13,098,000      13,402,000
 Accrued liabilities                                            4,979,000       3,397,000
 Accrued payroll and employee benefits                          1,949,000       1,495,000
 Accrued expenses and other liabilities                         4,267,000       4,186,000
 Current portion of notes payable                                 621,000         623,000
 Preferred stock dividends payable                                 74,000              --
                                                             ------------    ------------
   Total current liabilities                                   78,773,000      75,720,000

Long-term debt
 Bank note                                                      4,082,000       5,617,000
 Related party                                                  2,500,000       2,500,000
                                                             ------------    ------------
   Total long term debt                                         6,582,000       8,117,000

Redeemable convertible preferred stock:
   5,000,000 shares authorized; issued and outstanding:
   300 shares; $3,750,000 redemption amount                     2,920,000       1,792,000

Shareholders' equity
 Common stock:  20,000,000 shares authorized;
   issued and outstanding:  5,822,722 and 5,822,222 at
   March 31, 2000, and December 31, 1999, respectively         22,386,000      22,384,000
 Retained earnings (deficit)                                   (5,026,000)     (3,474,000)
 Accumulated other comprehensive income                        (1,593,000)     (1,376,000)
                                                             ------------    ------------
   Total shareholders' equity                                  15,767,000      17,534,000

Total liabilities and shareholders' equity                   $104,042,000    $103,163,000
                                                             ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended
                                                              March 31
                                                              --------
                                                       2000            1999
                                                  -------------     -----------

Revenue                                           $  21,488,000     $16,195,000
Cost of revenue                                      17,422,000      12,796,000
                                                  -------------     -----------
Gross margin                                          4,066,000       3,399,000

Selling, general and administrative expense           2,883,000       2,193,000
                                                  -------------     -----------
Income from operations                                1,183,000       1,206,000

Interest income (expense), net                       (1,702,000)     (1,142,000)
Miscellaneous expense                                   (66,000)             --
                                                  -------------     -----------
Income (loss) before income taxes                      (585,000)         64,000

Provision (benefit) for income taxes                   (234,000)         24,000
                                                  -------------     -----------
Net income (loss)                                      (351,000)         40,000

Accretion of discount and redemption premium
    on preferred stock                               (1,127,000)             --
Preferred stock dividend                                (74,000)             --
                                                  -------------     -----------
Net income (loss) available to common
    shareholders                                   ($ 1,552,000)    $    40,000
                                                  =============     ===========

Earnings (loss) common share: basic and diluted         ($ 0.27)    $      0.01


Number of shares - basic                              5,822,392       5,822,222
Number of shares - diluted                            5,822,392       5,829,728

     See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Three months ended
                                                                              March 31
                                                                              --------
                                                                         2000           1999
                                                                    -----------    -----------
Operating Activities
Net income                                                           ($ 351,000)   $    40,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Deferred income taxes                                                (244,000)        42,000
  Depreciation                                                          470,000        408,000
  Amortization                                                          649,000        633,000
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables                         3,235,000       (202,000)
    Inventory                                                        (3,703,000)    (7,043,000)
    Other assets                                                        (59,000)      (378,000)
    Prepaid expenses                                                    660,000       (111,000)
    Accounts payable                                                    131,000      4,528,000
    Deferred revenue                                                  1,581,000      1,077,000
    Accrued liabilities                                                 682,000     (1,131,000)
                                                                    -----------    -----------
  Cash provided by (used in) operating activities                     3,051,000     (2,137,000)

Investing Activities
Purchase of equipment, leasehold improvements and landing gear       (2,863,000)    (2,384,000)
                                                                    -----------    -----------
  Cash used in investing activities                                  (2,863,000)    (2,384,000)

Financing Activities
Principal payments on bank notes                                     (1,533,000)      (503,000)
Borrowings on line of credit                                          1,168,000      6,582,000
Payments on line of credit                                                   --       (582,000)
Issuance of common stock                                                  2,000             --
                                                                    -----------    -----------
  Cash provided by (used in) financing activities                      (363,000)     5,497,000
                                                                    -----------    -----------

Increase in cash                                                       (175,000)       976,000
Cash, beginning of period                                             2,227,000        560,000
                                                                    -----------    -----------
Cash, end of period                                                 $ 2,052,000    $ 1,536,000
                                                                    ===========    ===========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                         $ 1,645,000    $ 1,143,000
   Income taxes                                                          10,000          3,000

     See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                Other
                                      Common Stock             Retained      Comprehensive
                               # of Shares       Amount        Earnings         Income          Total
                               ------------   ------------   -------------   ------------   -------------
Balances at
  December 31, 1999              5,822,222    $22,384,000     ($3,474,000)   ($1,376,000)     $17,534,000


Net income (loss)                                                (351,000)                       (351,000)

Foreign currency
 translation                                                                    (217,000)        (217,000)
                                                                                              -----------
Comprehensive loss                                                                               (568,000)

Issuance of common stock               500          2,000                                           2,000

Preferred stock dividend                                          (74,000)                        (74,000)

Accretion of discount and
 redemption premium on
 preferred stock                                               (1,127,000)                     (1,127,000)
----------------------------    ----------    -----------     -----------    -----------      -----------
Balances at
   March 31, 2000                5,822,722    $22,386,000     ($5,026,000)   ($1,593,000)     $15,767,000
                                ==========    ===========     ===========    ===========      ===========

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of March 31, 2000, and December 31, 1999, and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

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

Earnings per Share

Basic and diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock.
Basic earnings (loss) per share is the same as diluted earnings (loss) per share for all periods presented. The number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2000, is 5,822,392. The number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 1999, is 5,822,222 and 5,829,728, respectively. Net income (loss) used in the calculation of basic and diluted earnings (loss) per share has been adjusted for the accretion of the discount and redemption premium on the preferred stock in order to derive net income (loss) available for common shareholders.

Options to purchase 658,107 shares of common stock at exercise prices between $2.85 and $9.88 were outstanding during the first quarter of 2000. None of these were included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, therefore, the effect would be antidilutive.

Inventories

Inventories are comprised of the following:
                                                    March 31,   December 31,
                                                      2000         1999
                                                  -----------   -----------
 Purchased parts and assemblies                   $20,216,000   $20,246,000
 Work in process                                    8,037,000     4,434,000
                                                  -----------   -----------
                                                  $28,253,000   $24,680,000
                                                  ===========   ===========


2.  LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provides a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years. At April 30, 2000, the interest rate for all three loans was 11.5%.

Availability for the $55 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At April 30, 2000, the Company's borrowing base was $55 million, of which $53.9 million had been advanced, leaving remaining availability of $1.1 million.

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

3.  REDEEMABLE PREFERRED STOCK

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

In connection with the issuance of preferred stock, the Company issued a warrant to the preferred stock holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286,000. Series C also contains a redemption feature that calls for the preferred stock to be redeemed, under certain circumstances, for 125% of the stated value ($3,750,000) and as such the preferred stock is being accreted to $3,750,000 over a 180 day period which extends from December 1999 until June 2000. This accretion is charged to retained earnings, similar to a preferred dividend, as a reduction of earnings
(loss) to common shares.

Series C provides for a multiple-step beneficial conversion feature, which has been valued for financial statement purposes at $750,000. The resulting discount on the Series C will be amortized over a 180 day period which extends from December 1999 until June 2000, and charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) to common shares. The amount of accretion related to the redemption premium, conversion discount, associated warrants, and costs of issuance which are included in the calculation of the loss per share for the three months ended March 31, was $1,127,000. The Company also accrued $74,000 of dividends payable on Series C during the first quarter.

4.  SEGMENT INFORMATION

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

                                              United States                United Kingdom                 Consolidated
As of March 31                            2000            1999          2000           1999            2000            1999
--------------                         -----------     -----------   -----------    -----------    ------------     -----------
Total assets                           $53,383,000     $52,733,000   $50,659,000    $43,829,000    $104,042,000     $96,562,000
Total long-lived assets (net of
   depreciation and amortization)       19,347,000      18,953,000    33,358,000     29,442,000      52,705,000      48,395,000

For the quarter ended March 31
------------------------------
Revenue by location of operations       15,362,000      10,595,000     6,126,000      5,600,000      21,488,000      16,195,000
Income before income tax expense           274,000         847,000      (859,000)      (783,000)       (585,000)         64,000

The Company generated revenue from customers located outside of the United States of $8,418,000 and $7,726,000 for the quarters ended March 31, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis compares the Company's results of operations for the quarter ended March 31, 2000, with the quarter ended March 31, 1999.

Revenue for the quarter increased by 33% to $21,488,000 from $16,195,000 for the comparable period in 1999. Most of the revenue growth occurred in landing gear sales.

Cost of revenue increased by 36% to $17,422,000 from $12,796,000 in the first quarter of 1999. The UK unit recorded its highest level of unadjusted gross margin since inception. The Sun Valley division had lower than normal gross margin principally as a result of extra costs incurred to lease or acquire additional landing gear shipsets to meet tight customer schedules. Certain of these additional lease costs will run through the end of the second quarter.

Selling, general and administrative expense for the first quarter increased by $690,000 from $2,193,000 in 1999 to $2,883,000 in 2000. This increase was primarily attributable to higher legal and professional fees, additional costs related to the Company's senior credit facility, and increased sales commissions.

Interest expense for the quarter increased by $560,000 as a result of increased borrowings on the line of credit, and an increased rate of interest. The Company estimates it is currently paying interest at a rate 1.25% higher than market. The Company is currently in negotiations to secure a new senior credit facility, and expects to reduce these excess interest charges and administrative costs within the next few months.

The Company recorded a net loss for the quarter of ($351,000), as compared with net income of $40,000 in the first quarter of 1999. In addition, the Company posted a $0.21 per share charge to record accretion of a discount and redemption premium on preferred stock issued in December 1999, along with the issue's quarterly dividend. The accretion charge represents a pro rata share of the maximum possible benefit that the preferred shareholders might receive through both conversion and redemption, as well as other costs and discounts associated with the issue of the preferred stock. With the exception of $205,000 of costs recorded at the time of issuance, the remaining $2,025,000 to be accreted remains a non-cash charge (until such time as the preferred shares are converted or redeemed).

The total amount to be accreted, $2,230,000, will be charged over the 180-day period commencing December 10, 1999. $273,000 ($0.05 per share) of this amount was recorded in December, $1,127,000 ($0.19 per share) was accreted in the first quarter, and the remaining balance of $830,000 ($0.14 per share) will be accreted in the second quarter. In addition to these amounts, 8% cumulative preferred stock dividends ($0.01 per share) will be recorded in each period.

The accretion and dividend amounts are recorded on the Company's Statement of Operations below net income (loss). The total of net income (loss), less these additional amounts, represents net income (loss) available to common shareholders. The net income (loss) available to common shareholders decreased to ($1,552,000), or ($0.27) per basic and diluted share, as compared with $40,000, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

The following analysis compares material changes in the Company's financial position from December 31, 1999, to March 31, 2000.

Accounts receivable decreased by $3.3 million from the end of 1999 as a result of the $4.2 Qantas receivable from the sale of a landing gear shipset. This amount was collected in January 2000.

Inventories increased by $3.6 million during the first quarter of 1999. This increase resulted primarily from increased purchasing to meet a higher sales volume, and a higher level of work in process at the end of the quarter.

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

The Company believes that cash provided from operations, along with savings from deferring discretionary capital expenditures, will continue to provide sufficient liquidity to meet the Company's cash requirements for the next twelve months.

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report and in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

This discussion and analysis should be read in conjunction with the Company's financial statements and related notes thereto included herein, and with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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


                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.46   Management Incentive Program Agreements, dated February 4, 2000

    11      Statement re: Computation of Per Share Earnings

    27      Financial Data Schedule

(b) Form 8-K

   No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date:  May 15, 2000              By /s/  Philip M. Panzera
                                   -----------------------------
                                   Philip M. Panzera
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer)