Form 10-Q
period 2000-06-30
HAWKER PACIFIC AEROSPACE
filed 2000-08-21
CIK 1049625

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

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

  The number of shares of the registrant's common stock outstanding on August 18, 2000, was 5,853,653 shares.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                     June 30,    December 31,
          ASSETS                                                       2000          1999
                                                                   -----------   ------------
Current assets
 Cash                                                              $ 1,425,000   $  2,227,000
 Trade accounts receivable, net                                     13,847,000     18,246,000
 Other receivables                                                     338,000        260,000
 Inventories                                                        27,292,000     24,680,000
 Prepaid expenses                                                    1,035,000        550,000
                                                                   -----------   ------------
   Total current assets                                             43,937,000     45,963,000

Equipment and leasehold improvements, net                           15,035,000     13,822,000
Exchange assets, net                                                35,765,000     37,613,000
                                                                   -----------   ------------
   Total fixed assets                                               50,800,000     51,435,000

Other assets                                                         4,810,000      5,765,000
                                                                   -----------   ------------
   Total assets                                                    $99,547,000   $103,163,000
                                                                   ===========   ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Line of credit                                                    $54,680,000   $ 52,617,000
 Accounts payable                                                   12,409,000     13,402,000
 Deferred revenue                                                    3,386,000      3,397,000
 Accrued payroll and employee benefits                               1,993,000      1,495,000
 Accrued expenses and other liabilities                              4,242,000      4,186,000
 Current portion of notes payable                                      621,000        623,000
 Preferred stock dividends payable                                     134,000             --
                                                                   -----------   ------------
   Total current liabilities                                        77,465,000     75,720,000

Long-term debt
 Bank note                                                           3,924,000      5,617,000
 Related party                                                       2,500,000      2,500,000
                                                                   -----------   ------------
   Total long term debt                                              6,424,000      8,117,000

Commitments and contingencies

Redeemable convertible preferred stock
 5,000,000 shares authorized; issued and outstanding:
 300 shares; $3,750,000 redemption value                             3,750,000      1,792,000

Shareholders' equity
 Common stock: 20,000,000 shares authorized; issued and
   outstanding: 5,828,281 and 5,822,822 at June 30, 2000,
   and December 31, 1999, respectively                              22,386,000     22,384,000
 Retained earnings (deficit)                                        (6,597,000)    (3,474,000)
 Accumulated other comprehensive income (loss)                      (3,881,000)    (1,376,000)
                                                                   -----------   ------------
   Total shareholders' equity                                       11,908,000     17,534,000
                                                                   -----------   ------------

   Total liabilities and shareholders' equity                      $99,547,000   $103,163,000
                                                                   ===========   ============

     See accompanying Notes to Condensed Consolidated Financial Statements

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                              Three months ended
                                                                   June 30
                                                                   -------
                                                             2000           1999
                                                        -------------   -------------
Revenue                                                 $  20,299,000   $  17,395,000
Cost of revenue                                            16,895,000      18,099,000
                                                        -------------   -------------
Gross margin                                                3,404,000        (704,000)

Selling, general and administrative expense                 2,230,000       2,524,000
                                                        -------------   -------------
Income (loss) from operations                               1,174,000      (3,228,000)

Interest expense, net                                      (2,288,000)     (1,515,000)
Miscellaneous expense                                         (20,000)             --
                                                        -------------   -------------
Loss before income taxes                                   (1,134,000)     (4,743,000)

Provision (benefit) for income taxes                         (455,000)     (1,761,000)
                                                        -------------   -------------
Net loss                                                   ($ 679,000)   ($ 2,982,000)
                                                        =============   =============

Accretion of discount and redemption premium
    on preferred stock                                       (831,000)             --
Preferred stock dividend                                      (60,000)             --
                                                        -------------   -------------
Net loss available to common shareholders                ($ 1,570,000)   ($ 2,982,000)
                                                        =============   =============

Loss per common share - basic and diluted                     ($ 0.27)        ($ 0.51)

Weighted average shares outstanding -
    basic and diluted                                       5,824,589       5,822,222

     See accompanying Notes to Condensed Consolidated Financial Statements

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                 Six months ended
                                                                     June 30
                                                                     -------
Revenue                                                    $  41,787,000   $  33,590,000
Cost of revenue                                               34,317,000      30,896,000
                                                           -------------   -------------
Gross margin                                                   7,470,000       2,694,000

Selling, general and administrative expense                    5,113,000       4,717,000
                                                           -------------   -------------
Income (loss) from operations                                  2,357,000      (2,023,000)

Interest expense, net                                         (3,990,000)     (2,656,000)
Miscellaneous expense                                            (86,000)             --
                                                           -------------   -------------
Loss before income taxes                                      (1,719,000)     (4,679,000)

Provision (benefit) for income taxes                            (689,000)     (1,737,000)
                                                           -------------   -------------
Net loss                                                    ($ 1,030,000)   ($ 2,942,000)
                                                           =============   =============

Accretion of discount and redemption premium
    on preferred stock                                        (1,958,000)             --
Preferred stock dividend                                        (134,000)             --
                                                           -------------   -------------
Net loss available to common shareholders                   ($ 3,122,000)   ($ 2,942,000)
                                                           =============   =============

Loss per common share - basic and diluted                        ($ 0.54)        ($ 0.51)

Weighted average shares outstanding - basic and diluted        5,823,491       5,822,222


     See accompanying Notes to Condensed Consolidated Financial Statements

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Six months ended
                                                                             June 30
                                                                             -------
                                                                      2000             1999
                                                                 -------------   -------------
Operating Activities
Net loss                                                          ($ 1,030,000)   ($ 2,942,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Deferred income taxes                                               (706,000)     (1,668,000)
  Depreciation                                                       1,004,000         816,000
  Amortization                                                       1,235,000       1,272,000
  Other non-cash items                                                      --         (85,000)
  Changes in operating assets and liabilities:
    Accounts receivable and other receivables                        3,916,000       2,514,000
    Inventory                                                       (3,798,000)     (1,167,000)
    Other assets                                                       441,000         407,000
    Prepaid expenses                                                   485,000          67,000
    Accounts payable                                                  (534,000)        295,000
    Deferred revenue                                                    23,000       2,900,000
    Accrued liabilities                                              1,335,000        (973,000)
                                                                 -------------   -------------
  Cash provided by operating activities                              2,371,000       1,436,000

Investing Activities
Purchase of equipment, leasehold improvements and landing
 gear                                                               (2,946,000)     (5,200,000)
Payments for construction in progress                                 (678,000)     (4,447,000)
                                                                 -------------   -------------
  Cash used in investing activities                                 (3,624,000)     (9,647,000)

Financing Activities
Principal payments on bank notes                                    (1,686,000)     (5,156,000)
Borrowings on line of credit                                         2,062,000      15,694,000
Payments on line of credit                                                  --      (1,062,000)
Deferred offering costs                                                 39,000        (130,000)
Deferred acquisition and loan fee expense                               36,000          89,000
                                                                 -------------   -------------
  Cash provided by financing activities                                451,000       9,435,000
                                                                 -------------   -------------

Increase (decrease) in cash                                           (802,000)      1,224,000
Cash, beginning of period                                            2,227,000         560,000
                                                                 -------------   -------------
Cash, end of period                                              $   1,425,000   $   1,784,000
                                                                 =============   =============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                      $   3,770,000   $     991,000
   Income taxes                                                         11,000           3,000

     See accompanying Notes to Condensed Consolidated Financial Statements

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                     Other
                                               Common Stock           Accumulated  Comprehensive
                                        --------------------------
                                        # of Shares      Amount        Deficit     Income (Loss)      Total
                                        ------------  ------------  ------------  -------------  --------------
Balances at
     December 31, 1999                    5,822,222   $22,384,000   ($3,474,000)    ($ 1,376,000)  $17,534,000

Net loss                                                             (1,030,000)                    (1,030,000)

Foreign currency
     translation adjustment                                                           (2,505,000)   (2,505,000)
                                                                                                    ----------
Comprehensive loss                                                                                  (3,535,000)
Issuance of common stock                      6,059         2,000                                        2,000
Preferred stock dividend                                               (134,000)                      (134,000)
Accretion of discount and
     redemption premium on
     preferred stock                                                 (1,959,000)                    (1,959,000)
--------------------------------------------------------------------------------------------------------------
Balances at
     June 30, 2000                        5,828,281   $22,386,000   ($6,597,000)    ($ 3,881,000)  $11,908.000
                                          =========   ===========    ==========      ===========   ===========

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of June 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the three month and/or six month periods ended June 30, 2000 and 1999.

Contingencies

The Company is occasionally party to various legal proceedings incidental to its business. There are currently no claims, suits or complaints arising in the ordinary course of business which have been filed or are pending against the Company. Based on facts now known to the Company, management is not aware of any matters that are not adequately provided for, covered by insurance or, which involve such amounts that would materially and adversely affect the consolidated results of operations and cash flows or financial position of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. The weighted average common shares used in calculating basic earnings per share were 5,824,589 and 5,822,222 for the three months ended June 30, 2000 and 1999, respectively, and 5,823,491 and 5,822,222 for the six months ended June 30, 2000 and 1999, respectively. Diluted earnings per share are based on the number of shares used in the basic earnings per share calculation plus the dilutive effects of stock options under the treasury stock method.

Options to purchase 680,354 shares of common stock at exercise prices between $2.85 and $9.88 were outstanding and vested during the second quarter of 2000. None of these were included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, therefore, the effect would be antidilutive.

Inventories

Inventories are comprised of the following:
                                                 June 30,       December 31,
                                                    2000            1999
                                                -----------     -----------
 Purchased parts and assemblies                 $20,733,000     $20,246,000
 Work in process                                  6,559,000       4,434,000
                                                -----------     -----------
                                                $27,292,000     $24,680,000
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

                           Hawker Pacific Aerospace

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


2.  LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provides a $55.0 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans expire in five years. At June 30, 2000, the interest rate for all three loans was 12%.

Availability for the $55.0 million revolving line of credit may be limited by borrowing base criteria related to levels of accounts receivable, inventory and exchange assets. At June 30, 2000, the Company's borrowing base was $55.0 million, of which $54.7 million had been advanced, leaving remaining availability of $0.3 million.

On April 5, 2000, the Company and Heller executed an amendment to the Heller Agreement. This amendment extends certain covenant provisions of the Heller Agreement until August 31, 2000, and provides for an escalation of certain fees to Heller. The Company expects to execute a further amendment to the Heller Agreement prior to August 31, 2000, to extend the agreement to October 31, 2000, and to reduce certain fees allowed under the current amendment. The Company is also working to secure a new senior credit facility prior to October 31, 2000.

3.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

In connection with the issuance of preferred stock, the Company issued a warrant to the preferred stock holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286,000. Series C also contains a redemption feature that calls for the preferred stock to be redeemed, under certain circumstances, for 125% of the stated value ($3,750,000) and as such the preferred stock was being accreted to $3,750,000 over the 180 day period from December 1999 until June 2000. This accretion was charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) to common shares.

Series C provides for a multiple-step beneficial conversion feature, which has been valued for financial statement purposes at $750,000. The resulting discount on the Series C was amortized over the 180 day period from December 1999 to June 2000, and charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) to common shares. The amount of accretion related to the redemption premium, conversion discount, associated warrants, and costs of issuance which are included in the calculation of the loss per share for the three months ended June 30, 2000, was $831,000. The Company also accrued $60,000 of dividends payable on Series C during the second quarter.

4. SEGMENT INFORMATION

The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.

                                               United States              United Kingdom                Consolidated
As of June 30                              2000           1999          2000          1999          2000          1999
-------------                           -----------    -----------   -----------   -----------   -----------   -----------
Total assets                            $52,096,000    $50,241,000   $47,451,000   $43,743,000   $99,547,000   $93,984,000
Total long-lived assets (net of
   depreciation and amortization)        18,861,000     21,594,000    31,939,000    26,842,000    50,800,000    48,436,000

For the quarter ended June 30
-----------------------------
Revenue by location of operations        15,332,000     12,309,000     4,966,000     5,086,000    20,298,000    17,395,000
Income (loss) before income tax             (58,000)      (346,000)   (1,075,000)   (4,202,000)   (1,134,000)   (4,548,000)

The Company generated revenue from customers located outside of the United States of $7,337,000 and $7,633,000 for the quarter ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following analysis compares material changes in the Company's financial position from December 31, 1999, to June 30, 2000.

During 2000 the Company has generated positive cash flow from operations, and it is expected that the Company will continue to generate positive cash flow throughout 2000 and beyond. Cash provided by operations during the first six months of 2000 amounted to $2,371,000. The Company's cash position remains tight, however, as a result of the substantial amount of deferred payments in 2000 for capital expenditures related to the establishment and relocation of the new United Kingdom facility, and the construction of a new plating shop. The final payments for the UK facility have just been completed within the last month, and, coupled with the improving performance of the UK operation, the Company expects its cash position to improve noticeably with each successive month.

The Company's most recent amendment to its senior loan facility extended certain covenant provisions to August 31, 2000. The Company expects to execute an agreement with its senior lender prior to August 31, 2000, which would extend these covenant provisions to October 31, 2000, and further provide for a material reduction in certain fees charged by the lender.

This agreement will be subject to the completion of separate transactions which would provide additional funding for the Company. The Company and the shareholders of Unique Investment Corporation ("Unique") are currently in the final stage of negotiations with a strategic partner (the "Acquirer"). The Acquirer has proposed to purchase 40% of the Company's common stock from the Unique shareholders in a private transaction. Based upon the current status of these negotiations, upon the conclusion of this purchase the Acquirer would provide approximately $10 million of subordinated debt to the Company, in exchange for which it would receive warrants to purchase up to 2,500,000 shares of the Company's common stock at $4.25. The issuance of 1,330,000 of these warrants would be subject to approval by the shareholders of the Company.

The senior management of the Company, who hold approximately 3% of the Company's outstanding common stock, would transfer to the Acquirer the voting rights for these shares. If all 2,500,000 warrants are approved and exercised, the Acquirer would control approximately 60% of the Company's common stock. Upon the closing of the transaction, the three directors who are also shareholders of Unique would be replaced by three directors designated by the Acquirer.

In addition, the Acquirer would provide further financial support for the Company by purchasing $10 million of the Company's senior credit facility. This loan participation with the Company's senior lender would minimize the potential for additional issues with the Company's lender, and would further provide for a material reduction in fees charged by the lender.

The Company can provide no assurances that the contemplated transaction with the Acquirer will be successfully concluded. If this transaction does not close by August 25, 2000, the Company will seek to renegotiate its facility with its senior lender.

If the contemplated transaction does not close, the Company still believes that cash provided from operations will continue to provide sufficient liquidity to meet the Company's cash requirements for the next twelve months provided that its senior credit facility can be successfully extended. In this case, an extension of the senior credit facility would not be necessary to meet the Company's operating cash requirements, but rather would only be necessary to meet the Company's cash requirements for additional fees charged by its lender.

If the contemplated transaction does close, as the Company expects, the Company's liquidity will be enhanced considerably, and the Company will renew efforts to replace its senior lender prior to October 31, 2000.

Results of Operations

The following analysis compares the Company's results of operations for the quarter and six months ended June 30, 2000, with the quarter and six months ended June 30, 1999.

Revenue for the quarter increased by $2,904,000, or 17%, to $20,299,000 from $17,395,000 for the comparable period in 1999. Revenue for the six months increased by $8,197,000, or 24%, to $41,787,000 from $33,590,000 in 1999. Most of the revenue growth occurred in the Sun Valley division, which recorded a year-to-date increase in revenue of 34%. Revenue in the UK operation also increased by 7% year-to-date. Revenue growth was developed mostly from new landing gear customer contracts, and from increased component services and line replacement unit repair work in the UK.

Cost of revenue for the second quarter decreased by $1,204,000, or 7%, from the comparable period of 1999. Cost of revenue was unfavorably affected during the second quarter of 1999 by the UK facility relocation, and a non-recurring inventory adjustment of $826,000 in Sun Valley. Cost of revenue for the second quarter of 2000 was adversely affected by the Company's tight cash position, which has caused significantly increased purchasing costs, and delays and difficulties in securing parts on a timely basis to achieve rapid turnaround times on landing gear and hydromechanical jobs.

Cost of revenue for the first six months of 2000 increased by $3,421,000, or 11%, over the comparable period of 1999, primarily as a result of the increase in revenue. The increase in cost of revenue was partially offset by continuing improvements in the operating performance of the UK subsidiary. These improvements helped generate an increase in consolidated gross margin from 8% for the first six months of 1999 to 18% during 2000. The increase in gross margin was accomplished despite extra costs incurred in Sun Valley to lease or acquire additional landing gear shipsets to meet tight customer schedules during 2000. Sun Valley gross margin was also lower than normal because of unusually high material costs on a few isolated jobs, and some unscheduled overhauls which had to be subcontracted, with resulting loss of margin.

Most of the unusual costs which reduced Sun Valley gross margin during 2000 are not expected to recur routinely. Further the Company expects to receive new funding shortly, and to obtain new senior financing during the fourth quarter. Although the impact on gross margin from the Company's tight cash position will be reflected to a lesser extent in the third quarter, the Company does not believe that the margins recorded for the quarter or six months will be necessarily indicative of future results.

Selling, general and administrative expense for the second quarter decreased by $294,000, or 12%, from the same period in 1999. This decrease was primarily the result of a reduction in UK pension expense, and a reclassification of certain financing fees from corporate overhead to interest expense. Year-to-date operating expense was $396,000, or 8%, higher than the comparable period of 1999 because of higher legal and professional fees, and sales commissions incurred during the first quarter of 2000. The increased amount of legal and professional fees resulted from additional work necessary with regard to the Company's senior lender, and the December 1999 private placement. These costs are not expected to be present in future periods once the Company has replaced its senior lender.

Interest expense for the quarter increased by $773,000 as a result of increased borrowings on the line of credit, an increased rate of interest, and additional financing costs charged by the Company's senior lender. These additional costs plus the amount of interest charged in excess of a fair market rate amount to $734,000 during the first six months of 2000. In addition, during the period July 1 to August 18, 2000, the lender has charged the Company further fees of $1,020,000.

As a result of the increased costs from the Company's senior lender, and the higher than normal cost of revenue and operating expenses, the Company recorded a net loss for the quarter of $679,000, as compared with a net loss of $2,982,000 in the second quarter of 1999. The Company also recorded a year-to-date net loss of $1,030,000, as compared to a net loss of $2,942,000 for the prior comparable period. For the reasons stated above, the Company does not believe that gross margin, operating expense and interest expense for the reported periods will be representative of future results of operations.

For the quarter and six months, the Company recorded $0.15 and $0.36 per share charges, respectively, to record accretion of a discount and redemption premium on preferred stock, along with the issue's cumulative dividends. The accretion charge represents a pro rata share of the maximum possible benefit that the preferred shareholders might receive through both conversion and redemption, as well as other costs and discounts associated with the issue of the preferred stock. These non-cash and non-operating charges are recorded on the Company's Statement of Operations below the net loss amount. The total of net loss, less these additional amounts, represents net loss available to common shareholders.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11 Statement re Computation of Per Share Earnings

     27 Financial Data Schedule

(b)  Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                           Hawker Pacific Aerospace

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date: August 18, 2000            By /s/ Philip M. Panzera
                                    ---------------------
                                    Philip M. Panzera
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)