Form 10-Q
period 2000-09-30
HAWKER PACIFIC AEROSPACE
filed 2000-12-14
CIK 1049625

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

The number of shares of the registrant's common stock outstanding on December 11, 2000, was 5,857,879 shares.

================================================================================

                           HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)

                                                                                                   September 30,    December 31,
                                                                                                        2000            1999
                                                                                                    ------------    ------------
             ASSETS
Current assets
 Cash                                                                                               $  3,626,000    $  2,227,000
 Trade accounts receivable, net                                                                       11,775,000      18,246,000
 Other receivables                                                                                        58,000         260,000
 Inventories                                                                                          27,021,000      24,680,000
 Prepaid expenses                                                                                      1,060,000         550,000
                                                                                                    ------------    ------------
   Total current assets                                                                               43,540,000      45,963,000

Equipment and leasehold improvements, net                                                             14,286,000      13,822,000
Exchange assets, net                                                                                  34,634,000      37,613,000
                                                                                                    ------------    ------------
   Total fixed assets                                                                                 48,920,000      51,435,000

Other assets                                                                                           1,671,000       5,765,000
                                                                                                    ------------    ------------
   Total assets                                                                                     $ 94,131,000    $103,163,000
                                                                                                    ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Line of credit                                                                                     $ 53,891,000    $ 52,617,000
 Accounts payable                                                                                      9,133,000      13,402,000
 Deferred revenue                                                                                      2,534,000       3,397,000
 Accrued payroll and employee benefits                                                                 2,940,000       1,495,000
 Accrued expenses and other current liabilities                                                        5,576,000       4,186,000
 Current portion of notes payable                                                                      2,945,000         623,000
 Preferred stock dividends payable                                                                       193,000              --
                                                                                                    ------------    ------------
   Total current liabilities                                                                          77,212,000      75,720,000

Notes payable
 Bank note                                                                                             5,007,000       5,617,000
 Related party                                                                                         3,919,000       2,500,000
                                                                                                    ------------    ------------
   Total long term debt                                                                                8,926,000       8,117,000

Deferred taxes                                                                                         1,912,000              --

Commitments and contingencies

Redeemable convertible preferred stock
 5,000,000 shares authorized; issued and outstanding:
 300 shares; $3,750,000 redemption value                                                               3,750,000       1,792,000

Shareholders' equity
 Common stock: 20,000,000 shares authorized; issued and
   outstanding:  5,857,653 and 5,822,222 at September 30, 2000,
   and December 31, 1999, respectively                                                                25,526,000      22,384,000
 Accumulated deficit                                                                                 (17,733,000)     (3,474,000)
 Accumulated other comprehensive loss                                                                 (5,462,000)     (1,376,000)
                                                                                                    ------------    ------------
   Total shareholders' equity                                                                          2,331,000      17,534,000
                                                                                                    ------------    ------------

   Total liabilities and shareholders' equity                                                       $ 94,131,000    $103,163,000
                                                                                                    ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                              Three months ended
                                                                 September 30
                                                                 ------------
                                                             2000            1999
                                                        -------------     -----------
Revenue                                                 $  18,533,000     $23,472,000
Cost of revenue                                            17,529,000      18,508,000
                                                        -------------     -----------
Gross margin                                                1,004,000       4,964,000

Selling, general and administrative expense                 2,915,000       2,496,000
                                                        -------------     -----------
Income (loss) from operations                              (1,911,000)      2,468,000

Interest expense, net                                      (2,560,000)     (1,636,000)
Other expense                                              (1,808,000)             --
                                                        -------------     -----------
Income (loss) before income taxes                          (6,279,000)        832,000

Provision for income taxes                                  4,797,000         314,000
                                                        -------------     -----------
Net income (loss)                                        ($11,076,000)    $   518,000
                                                        =============     ===========

Preferred stock dividend                                      (60,000)             --
                                                        -------------     -----------
Net income (loss) available to common shareholders       ($11,136,000)    $   518,000
                                                        =============     ===========

Earnings (loss) per common share - basic                      ($ 1.90)    $      0.09
Earnings (loss) per common share - diluted                    ($ 1.90)    $      0.09


Weighted average shares outstanding - basic                 5,854,789       5,822,222
Weighted average shares outstanding - diluted               5,854,789       5,826,725

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (unaudited)

                                                                   Nine months ended
                                                                      September 30
                                                                     --------------
                                                                  2000             1999
                                                             --------------    -------------
Revenue                                                      $   60,320,000    $  57,061,000
Cost of revenue                                                  51,846,000       49,403,000
                                                             --------------    -------------
Gross margin                                                      8,474,000        7,658,000

Selling, general and administrative expense                       8,028,000        7,213,000
                                                             --------------    -------------
Income from operations                                              446,000          445,000

Interest expense, net                                            (6,550,000)      (4,292,000)
Other expense                                                    (1,894,000)              --
                                                             --------------    -------------
Loss before income taxes                                         (7,998,000)      (3,847,000)

Provision (benefit) for income taxes                              4,108,000       (1,423,000)
                                                             --------------    -------------
Net loss                                                      ($ 12,106,000)    ($ 2,424,000)
                                                             ==============    =============


Accretion of discount and redemption premium
    on preferred stock                                           (1,960,000)              --
Preferred stock dividend                                           (193,000)              --
                                                             --------------    -------------
Net loss available to common shareholders                      ($14,259,000)    ($ 2,424,000)
                                                             ==============    =============

Loss per common share - basic and diluted                           ($ 2.44)         ($ 0.42)

Weighted average shares outstanding - basic and diluted           5,833,999        5,822,222

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)

                                                                           Nine months
                                                                              ended
                                                                           September 30
                                                                          --------------
                                                                       2000              1999
                                                                  --------------     -------------
Operating Activities
   Net loss                                                        ($ 12,106,000)      ($2.424.000)
   Adjustments to reconcile
    net loss to net cash
      provided by (used in)
       operating activities:
       Deferred income taxes                                           4,372,000        (1,415,000)
       Depreciation                                                    1,599,000         1,291,000
       Amortization                                                    1,690,000         1,949,000
       Other non-cash items                                                   --          (102,000)
       Changes in operating assets and liabilities:
         Accounts receivable and other receivables                     6,341,000        (1,181,000)
         Inventory                                                    (2,885,000)          903,000
         Other assets                                                  1,010,000         1,110,000
         Accounts payable                                             (4,629,000)        1,549,000
         Deferred revenue                                               (874,000)        2,305,000
         Accrued liabilities                                           2,377,000           428,000
                                                                  --------------     -------------
     Cash provided by (used in) operating activities                  (3,105,000)        4,413,000

Investing Activities
   Purchases of equipment,
    leasehold improvements and landing gear                           (3,157,000)      (13,700,000)
                                                                  --------------     -------------
     Cash used in investing activities                                (3,157,000)      (13,700,000)

Financing Activities
   Principal payments on bank notes                                     (613,000)       (4,959,000)
   Principal payments under related party note                        (2,500,000)               --
   Borrowings on related party note                                    6,244,000                --
   Borrowings on line of credit                                        1,274,000        17,037,000
   Deferred offering costs                                                    --          (126,000)
   Issuance of common stock and warrants                               3,142,000                --
   Deferred acquisition and loan fee expense                             114,000           133,000
                                                                  --------------     -------------
     Cash provided by financing activities                             7,661,000        12,085,000
                                                                  --------------     -------------
Increase in cash                                                       1,399,000         2,798,000
Cash at beginning of period                                            2,227,000           560,000
                                                                  --------------     -------------
Cash at end of period                                             $    3,626,000     $   3,358,000
                                                                  ==============     =============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
        Interest                                                  $    5,472,000     $   3,424,000
        Income taxes                                                      17,000                --

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

         CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                  (unaudited)



                                      Common Stock                               Other
                               ---------------------------    Accumulated    Comprehensive
                               # of Shares       Amount         Deficit           Loss            Total
                               ------------   ------------   -------------   --------------   -------------
Balances at
  December 31, 1999              5,822,222    $22,384,000     ($3,474,000)     ($1,376,000)    $17,534,000

Net loss                                                      (12,106,000)                     (12,106,000)

Foreign currency
 translation adjustment                                                         (4,086,000)     (4,086,000)
                                                                                             -------------
Comprehensive loss                                                                             (16,192,000)

Issuance of common stock            35,431         32,000                                           32,000

Preferred stock dividend                                         (193,000)                        (193,000)

Accretion of discount and
  redemption premium on
  preferred stock                                              (1,960,000)                      (1,960,000)

Issuance of 2,500,000
  warrants                                      3,110,000                                        3,110,000
-----------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2000             5,857,653    $25,526,000    ($17,733,000)     ($5,462,000)    $ 2,331,000
                               ===========    ===========    ============    =============    ============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments of a normal and recurring nature which are necessary to present fairly the financial position of the Company as of September 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 2000 and 1999.

Contingencies

The Company is occasionally party to various legal proceedings incidental to its business. Based on facts now known to the Company, management is not aware of any matters that are not adequately provided for, covered by insurance or which involve such amounts that would materially and adversely affect the consolidated results of operations and cash flows or financial position of the Company.

Earnings (Loss) per Share

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding. The weighted average common shares used in calculating basic earnings (loss) per share were 5,854,789 and 5,822,222 for the three months ended September 30, 2000 and 1999, respectively, and 5,833,999 and 5,822,222 for the nine months ended September 30, 2000 and 1999, respectively. Diluted earnings (loss) per share are based on the number of shares used in the basic earnings (loss) per share calculation plus the dilutive effects of stock options and the conversion of preferred shares under the treasury stock method. The weighted average common shares used in calculating diluted earnings (loss) per share were 5,854,789 and 5,826,725 for the three months ended September 30, 2000 and 1999, respectively, and 5,833,999 and 5,822,222 for the nine months ended September 30, 2000 and 1999, respectively.

Options to purchase 836,044 shares of common stock at exercise prices between $2.25 and $9.88 were outstanding and vested during the third quarter of 2000. None of these were included in the computation of diluted earnings (loss) per share either because the exercise price was greater than the average market price of the common shares, or the Company incurred a loss for the period and the effect would therefore be antidilutive.

Inventories

Inventories are comprised of the following:

                                                 September 30,  December 31,
                                                     2000           1999
                                                  -----------   -----------
 Purchased parts and assemblies                   $20,584,000   $20,246,000
 Work in process                                    6,437,000     4,434,000
                                                  -----------   -----------
                                                  $27,021,000   $24,680,000
                                                  ===========   ===========

                           HAWKER PACIFIC AEROSPACE

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", with an effective date no later than the fourth quarter of the Company's fiscal year 2000. The Company believes that the adoption of SAB No. 101 will not have a material effect on its consolidated results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company starting in fiscal year 2001. SFAS No. 133 requires that all derivatives be measured at their fair value, and recognized as assets or liabilities in the consolidated balance sheet. The Company does not currently use any derivative instruments, and therefore does not expect adoption to result in a material effect on its financial position or results of operations.

Forward Looking Statements

Statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth for a variety of reasons. Factors that may impact such forward looking statements include, among others, the success of the Company's strategic operating plans, changes in the condition of the industry or the economy, management of growth, customer concentration, customer credit risks, competition, foreign currency fluctuations and the effectiveness of improvement initiatives in the Company's United Kingdom subsidiary.

2.  LINE OF CREDIT AND NOTES PAYABLE

On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement (the "Heller Agreement") provided a $55.0 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans were to expire in five years. At September 30, 2000, the interest rate for all three loans was 12%, and the Company's borrowing base was $55.0 million, of which $53.9 million had been advanced.

On September 20, 2000, the Company and Heller executed an amendment to the Heller Agreement. The amendment extended certain covenant provisions of prior amendments to November 3, 2000, and also established a prepayment fee of $300,000. In consideration of the extension provided by this amendment, Heller charged the Company additional fees of $520,000 in the third quarter.

The Heller facility was terminated and paid in full on October 30, 2000, upon the closing of a new senior Loan Facility with Landesbank Hessen-Thuringen Girozentrale ("Helaba"), as mandated arranger and agent, and Kreditanstalt fur Wiederaufbrau ("KfW"), as co-arranger. The $65 million Loan Facility is comprised of two five-year term notes, with funding of 14 million British pounds to Hawker Pacific Aerospace Ltd., the Company's United Kingdom subsidiary, and $45 million to the U.S. parent company, Hawker Pacific Aerospace. After paying all Heller obligations, and closing fees and other costs, the Company had $3.2 million remaining to be applied to general working capital.

The weighted average interest rate for the LIBOR-based Loan Facility is currently set at approximately 9.25%, one-quarter of a percent below prime. No principal payments are required during the first year of the Loan Facility, and only $10 million of principal payments are required on the U.S. term note during years two through five. Financial covenants for the Loan facility do not commence until one year after the closing date, and are based solely on the performance of the U.S. parent company.

                           HAWKER PACIFIC AEROSPACE

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.  STOCK PURCHASE AND SUBORDINATED DEBT

On September 20, 2000, the Company, certain shareholders of the Company, Heller and Lufthansa Technik AG ("LHT") executed the following events. LHT, a wholly-owned subsidiary of German Lufthansa Airlines, is one of the world's foremost providers of aviation maintenance services. The Company was not a party to the private transactions described in the next two paragraphs.

LHT entered into a Stock Purchase Agreement with six shareholders of the Company under which LHT: (i) purchased 2,336,495 shares of common stock of the Company for $4.12 per share, for a total purchase price of $9,626,359; and (ii) received the right to nominate three members of the Board of Directors of the Company.

LHT entered into a Stock Purchase Agreement (the "Preferred Purchase Agreement") with certain other shareholders of the Company for the purchase of all 300 shares of the Company's 8% Series C redeemable convertible preferred stock for $3,790,000 (see footnote 4 below for additional detail).

LHT entered into a Loan Agreement with the Company, and provided the Company subordinated debt of $9,300,000, at an interest rate of 11% per annum, for a term of three years. Pursuant to this Loan Agreement, LHT received warrants for 2,500,000 shares of common stock for $4.25 per share (see footnote 5 below for additional detail). The Company and LHT also entered into a Voting and Indemnity Agreement in which LHT agreed to vote its shares in favor of the warrants and the Company agreed to indemnify LHT for any losses associated with it so voting.

LHT entered into a Shareholders Rights and Voting Agreement with the Company and certain officers (the "Shareholders") under which LHT acquired: (i) the voting rights with respect to 196,342 common shares and 129,786 options to acquire common stock held by the Shareholders; (ii) the right to increase the number of directors of the Company from seven to nine; (iii) a right of first refusal prior to any sale of common stock by the Shareholders; and (iv) the agreement of the Shareholders to vote their shares in favor of the warrants issued to LHT.
In connection with the transactions above, the Company incurred expenses of $1,808,000 during the quarter.

4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

In December 1999, the Company issued 300 shares of 8% Series C Convertible Preferred Stock ("Series C") for $3,000,000. In connection with the issuance of Series C, the Company issued a warrant to the broker to purchase 50,000 shares of common stock at $2.85 per share. The warrant was valued at $240,000 and is included in the costs associated with the issuance. The Company incurred an additional $205,000 in costs associated with the issuance of Series C.

In connection with the issuance of Series C, the Company issued a warrant to the Series C holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286,000. Series C also contains a redemption feature that calls for the Series C to be redeemed, under certain circumstances, for 125% of the stated value ($3,750,000) and as such Series C was accreted to $3,750,000 over the 180 day period from December 1999 until June 2000. This accretion was charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) to common shares.

Series C provides for a multiple-step beneficial conversion feature, which has been valued for financial statement purposes at $750,000. The resulting discount on the Series C was amortized over the 180 day period from December 1999 to June 2000, and charged to retained earnings, similar to a preferred dividend, as a reduction of earnings (loss) available to common shareholders. The Company accrued $60,000 of dividends payable on Series C during the third quarter.

As a result of the Preferred Purchase Agreement described in footnote 3, LHT acquired all of the Company's issued and outstanding preferred shares. These Series C preferred shares are convertible into common stock based on a variable conversion formula. As of December 1, 2000, conversion would yield 1,195,537 common shares.

On December 11, 2000, LHT waived all of its redemption rights for the Series C preferred shares. As a result of this waiver, the preferred stock will be reclassified to Shareholders' Equity at December 31, 2000.

                           HAWKER PACIFIC AEROSPACE

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5.  ISSUANCE OF WARRANTS

On September 20, 2000, in connection with the transactions described in footnote 3 above, the Company issued LHT 2,500,000 warrants to purchase common stock at $4.25 per share, exercisable within one year after date of issuance. The exercise of these warrants is subject to the approval of the shareholders of the Company at a Shareholders Meeting to be held in January 2001.

The proceeds of $9,300,000 generated from the subordinated debt and the issuance of the warrants were allocated based on their fair relative values. The fair value of the warrants was estimated as of the date of the agreement using the Black-Scholes pricing model with the following assumptions:

     Risk-free interest rate              5.47%
     Dividend yield                       0%
     Expected stock price volatility      75.0%
     Expected warrant life                1 year

Based on these assumptions, the value of the warrants was determined to be $3,110,000, which appears both as an addition to shareholders' equity and a discount to the related party long term debt. This $3.1 million loan discount will be amortized to interest expense over the life of the loan (3 years).

6.  DEFERRED TAXES

The Company recognized an income tax charge of $4,797,000 during the third quarter as a result of applying a valuation allowance of $5,976,000 to its deferred tax asset, resulting in a total net deferred tax liability of $1,912,000 as of September 30, 2000. The deferred tax asset primarily represents the tax benefit related to future utilization of the Company's available net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not the deferred tax assets will not be fully realized. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

7.  SEGMENT  INFORMATION

The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.


                                                  United States                United Kingdom                 Consolidated
                                            --------------------------   --------------------------    ---------------------------
As of  September 30                            2000           1999          2000           1999           2000            1999
-------------------                         -----------    -----------   -----------    -----------    -----------    ------------
Total assets                                $49,274,000    $51,290,000   $44,857,000    $49,697,000    $94,131,000    $100,987,000
Total long-lived assets (net of accum.
    depreciation and amortization)           18,089,000     20,040,000    30,831,000     37,019,000     48,920,000      57,059,000

For the quarter ended September 30
----------------------------------
Revenue by location of operations            13,897,000     17,008,000     4,636,000      6,464,000     18,533,000      23,472,000
Income (loss) before income tax              (1,825,000)     1,078,000    (4,454,000)      (560,000)    (6,279,000)        518,000

                           HAWKER PACIFIC AEROSPACE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

This quarterly management discussion is intended to provide further information to our shareholders about recent transactions which we believe will significantly enhance the Company's future results of operations. These transactions include a new strategic relationship with one of the foremost providers of aviation maintenance services in the world; and a favorable senior loan refinancing.

Strategic Transaction. On September 20, 2000, the Company, certain of its shareholders, its former senior lender, and Lufthansa Technik AG ("LHT") executed a series of separate transactions in which LHT received: (i) voting control of 43% of the Company's common stock; (ii) ownership of 100% of the Company's preferred shares; (iii) three of seven seats on our Board; and (iv) warrants, subject to shareholder approval, to purchase up to 2,500,000 common shares. The Company received: (i) $9.3 million of subordinated debt; (ii) a stronger Board with substantial aerospace industry experience; (iii) critically important support in refinancing our senior debt; and (iv) a new relationship with a market leader in our aviation maintenance, repair and overhaul segment.

The new LHT relationship has already strengthened the Company's financial position, and the two companies are currently developing joint operating, sales and marketing plans to better serve their combined customer base. LHT operates a landing gear and hydromechanics overhaul facility in Hamburg which is the world's largest landing gear shop associated with an airline. LHT's Hamburg facility will now work in close coordination with our operations in London, Los Angeles and Amsterdam to serve the worldwide market. The additional work from this new relationship, especially in Europe, should provide a meaningful increase in volume and fixed cost absorption that would result in a significant financial benefit to our emerging UK operation.

Our relationship with LHT may also provide a number of favorable financial benefits. LHT's influence has already served to help us secure a very favorable loan facility. More importantly, the elimination of substantial loan fees, costs and above-market interest charged by our former lender will provide a material savings going forward.

We will also have the financial power of a multi-billion dollar company standing behind us in the event that additional capital resources are required. Any further funding would of course have to be approved by LHT, but without this relationship our growth prospects would have been much more limited as the Company's highly leveraged capital structure could not have supported more debt for additional rotable assets and equipment. Another financial benefit from the LHT relationship is expected to occur in January 2001 as many of our insurance policies are to be merged into LHT coverage at a reduced cost.

We anticipate two actions by LHT which will provide further material savings during 2001. First, within the next month LHT is expected to convert its preferred shares into common. This will eliminate $240,000 of annual preferred dividends. Second, LHT has indicated its intent to exercise up to 2,500,000 of its Hawker warrants after shareholder approval in January 2001. After the preferred conversion, LHT will have voting control of approximately 53% of our common shares and, as LHT has indicated that it will vote in favor of approving the warrants, we believe that shareholder approval will be obtained. The decision and timing for preferred conversion and the warrant exercise remain solely at the discretion of LHT, but LHT has tentatively indicated that it intends to cancel the $9.3 million subordinated debt, and its associated accrued interest payable, as partial payment of the $10.6 million warrant exercise price. Benefits of the warrant exercise would include a substantial increase to the Company's equity, and a reduction in the ratio of debt to equity. More importantly, cancellation of the subordinated note will save us almost $2 million of interest.

Senior Loan Refinancing. On October 30, 2000, with LHT's influence and assistance, we closed a $65 million loan facility with two German banks. The LIBOR-based interest rate, currently set at about one-quarter of a percent below prime, was much more competitive than others available from U.S.-based lending institutions.

The facility was established as two five-year term notes, rather than the more typical asset-based loan that would have required continual borrowing base valuation, asset appraisals, and availability restrictions on rotable assets shipped to foreign countries. These benefits will save the Company a considerable sum of money during future years.

                           HAWKER PACIFIC AEROSPACE

We also received favorable repayment terms, as no principal payments are required during the first year of the facility, and only $10 million of principal is required to be paid during the remainder of the five-year term.

The most important benefit, however, of the new loan facility is that it ended an almost two-year period of loan violation costs, additional fees and legal expenses, and above-market interest charges from the Company's former senior lender. These additional costs amounted to $1.4 million during 1999, and $2.0 million through October 2000. The removal of these costs will result in a favorable comparative improvement in 2001, which will be partially offset by the higher debt balance.

Summary of Financial Results. The large third quarter loss was principally caused by: (i) two non-recurring items; (ii) several changes in estimates; and
(iii) an indeterminate adverse impact on both revenue and margin as a result of parts shortages and delays caused by the Company's tight cash position throughout 2000. During the three month and nine month reporting periods, these special charges amounted to approximately $10.7 million and $11.6 million, respectively, not including the adverse impact in each period related to our cash position. These special charges are summarized below.

-------------------------------------------------------------------------------------------------------------------------
                                                                                3 months ended            9 months ended
                                                                                 September 30,             September 30,
SPECIAL CHARGES    (US$ 000's)                                                       2000                      2000
-------------------------------------------------------------------------------------------------------------------------
Non-recurring items:
     LHT transaction costs                                              1,808                     1,894
     Additional Heller fees and costs                                     978                     1,712
                                                                     --------                  --------
                                                                                    2,786                     3,606
Changes in estimates:
     Valuation allowance on deferred tax asset                          5,976                     5,976
     Allowance for doubtful accounts                                      847                       877
     UK anticipated loss on long-term sales commitments                   711                       711
     UK property taxes                                                    418                       418
                                                                     --------                  --------
                                                                                   7,952                     7,982
                                                                              ------------------        ------------------
                          Total Special Charges                                   10,738                    11,588
-------------------------------------------------------------------------------------------------------------------------

The valuation allowance of approximately $6 million was recorded to reduce the value of the Company's deferred tax asset. A significant portion of our deferred tax asset represents the benefit from future income taxes the Company will not have to pay because of net operating losses in prior years. Even though the Company believes its operations could generate sufficient income in future years to use a major portion of the net operating losses before they expire, we also believe that our losses in the last few years now introduce the need for a valuation allowance on a portion of the deferred tax asset. As the Company generates income during future years, we expect that we will be able to gradually reverse a major portion of this valuation allowance.

The costs related to the LHT transaction and the additional costs and fees charged by Heller, the Company's former senior lender, will not be present in any future period. The allowance for doubtful accounts was recorded as a result of management's concerns about the collectability of certain accounts. As can be seen by comparing the allowance for doubtful accounts in the third quarter with the amount recorded through September year-to-date, the third quarter allowance was unusually high.

In our UK operation we have revised our estimate for property taxes based on additional evidence received from the applicable governmental authority. We have also revised our estimate for future sales commitments, and have established an accrual for all anticipated losses on existing long-term contracts through 2007. This accrual became necessary because of the slower-than-expected progress of our UK subsidiary during 2000, and especially during the third quarter. Since the relocation of the UK facility was completed during late-1999 and early-2000, we have noticed gradual improvement in selected areas of UK operating results, but this improvement leveled off in mid-2000, and actually declined during the third quarter. Management therefore concluded that a leadership change was necessary, and in November 2000 the managing director and the operations director of the UK subsidiary were terminated.

The role of operations director will be assumed by a seasoned operations executive from LHT, who has assumed responsibilities as UK chief operating officer in early December 2000. The managing director position will be filled by the Company's president and chief executive officer for several months before a search for a replacement

                           HAWKER PACIFIC AEROSPACE

commences. The Company's president and chief executive officer has previously managed the Company's highly profitable Sun Valley operation, and he intends to implement many of the same procedures and operating controls which have been proven effective in Sun Valley before turning over the reins to a new managing director. The Company believes these two experienced operations professionals will reinvigorate the continuous improvement process in our UK operation. Accordingly, the Company does not believe that the recent losses incurred in our UK subsidiary are necessarily indicative of the results of operations which may be expected after 2000.

Liquidity and Capital Resources

Cash used in operations during the first nine months of 2000 amounted to a deficit of $3.1 million, due primarily to the reduction of payables and the adverse operating conditions. The Company's operations have been adversely and materially affected by cash shortages throughout 2000. As a result of the LHT loan transaction and the senior refinancing, the Company received additional funds for general working capital purposes of $5.4 and $3.2 million, respectively. These cash infusions have recently eliminated the adverse effect on operations, and the Company does not project any further material impact on operating results for liquidity reasons during the next twelve months.

Accounts receivable decreased by $6.3 million during the first nine months of 2000 primarily because of the $4.2 million landing gear sale in December 1999, and lower than normal levels of revenue during the third quarter of 2000. Accounts payable decreased by $4.6 million during the first nine months of 2000 as almost all discretionary funds received though the LHT loan transaction and senior refinancing were applied to accounts payable.

The Company believes its liquidity position is now stable, but not yet comfortable. As the Company expects improved operating results during 2001, and a gradually increasing cash surplus from operations in ensuing quarters, the Company expects its liquidity position will continue to slowly improve. The Company therefore believes that cash provided by operations will be sufficient to meet the Company's operating and capital needs for the next twelve months.

Results of Operations

The following analysis compares the Company's results of operations for the quarter and nine months ended September 30, 2000, with the quarter and nine months ended September 30, 1999.

Revenue for the quarter decreased by $4.9 million, or 21%, to $18.5 million from $23.5 million in the comparable period of 1999. Revenue for the nine months increased by $3.3 million, or 6%, to $60.3 million from $57.1 million in the first nine months of 1999. Most of the revenue growth occurred in the Sun Valley division, which recorded a year-to-date increase in revenue of 12% to $44.6 million from $39.9 million in 1999. Revenue growth was developed mostly from new landing gear contracts and increased component services.

Revenue in the UK operation decreased by 9% year-to-date to $15.6 million from $17.2 million in 1999. Most of this comparative revenue decrease occurred in the third quarter because 1999 third quarter revenue was unusually high, and the Company's tight cash position throughout fiscal year 2000 continued to affect purchasing, resulting in lower levels of revenue. More than half of the 9% year-to-date revenue decrease, however, resulted solely from the decline in value of the British pound against the dollar, which results in decreased dollar revenue for consolidation purposes.

Cost of revenue for the third quarter and nine months was unusually high as a result of poor operating results in the UK operation, and the revised estimates for long-term contract losses and property taxes in the UK. Our Sun Valley unit recorded its highest percentage of gross margin in the last six quarters, but our UK unit recorded its lowest percentage of quarterly gross margin since inception. As discussed in the Overview section above, the Company has recently made certain changes which it believes will result in a significant increase in UK gross margin during 2001. Additional reasons for this expected improvement include the implementation of numerous cost reduction initiatives from a recently completed study of margin differences between the Sun Valley and UK facilities, increased volume from new customers and the potential for work transfer from LHT, other staffing changes in the UK management team, more effective purchasing practices, and improved controls and procedures.

Operating expenses increased from $2.5 million in the third quarter of last year to $2.9 million in the third quarter of 2000. Operating expenses for the first nine months of 2000 similarly increased to $8.0 million from $7.2 million in the prior comparable period. These increases resulted primarily from increases to the allowance for doubtful accounts, and higher insurance costs, commissions and travel expense.

                           HAWKER PACIFIC AEROSPACE

Interest expense for the quarter and nine months increased by $0.9 million and $2.3 million, respectively, as a result of increased borrowings on the line of credit, an increased rate of interest, and additional financing costs charged by the Company's former senior lender.

The Company recorded a net loss for the quarter of $11.1 million, as compared with net income in the prior comparable period of $0.5 million. The Company also recorded a year-to-date net loss of $12.1 million, as compared to a net loss of $2.4 million for the prior comparable period. After accretion of preferred stock discounts and dividends, the basic and diluted loss per common share for the quarter and nine months was $1.90 and $2.44, respectively. For the reasons stated above, the Company does not believe that these operating results will be representative of future results of operations after 2000.

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

Foreign Currency Risk. The Company has international operations in the United Kingdom and the Netherlands, but does not conduct a significant amount of business in Dutch guilders. The British pound has gradually declined in value against the dollar during 1999 and 2000, causing the Company to incur $940,000 and $4,086,000 of foreign currency translation loss during 1999 and the first nine months of 2000, respectively. These unrealized translation losses are recorded in accumulated other comprehensive loss on the balance sheet, and do not currently affect the Company's operating results.

The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company's foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. The Company has not historically used currency hedges, but is currently considering a currency hedge for the British pound.

Interest Rate Risk. The Company has two long-term notes payable, each of which currently carries an interest rate which varies in accordance with the US and UK LIBOR rates. As these LIBOR rates vary, the Company may be subject to potentially material fluctuations in its debt service. One of the term notes, in the amount of 14 million British pounds, was secured in this currency to serve as a natural hedge against further devaluation of the pound.

                           HAWKER PACIFIC AEROSPACE

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2000, the Company held its annual meeting of shareholders. The only item voted on by the Company's shareholders was the election of seven directors of the Company to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified. The following seven directors of the Company were all re-elected to continue their terms: Daniel J. Lubeck, Mellon C. Baird, Scott W. Hartman, David L. Lokken, John G. Makoff, Joel F. McIntyre, and Daniel C. Toomey, Jr.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.53 Credit Agreement between Hawker Pacific Aerospace, Landesbank Hessen-Thuringen Girozentrale and Kreditanstalt fur Wiederaufbrau, dated October 30, 2000

     10.54 Facility Agreement between Hawker Pacific Aerospace Ltd., Landesbank Hessen-Thuringen Girozentrale and Kreditanstalt fur Wiederaufbrau, dated October 30, 2000

     27     Financial Data Schedule

(b)  Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date:   December 12, 2000        By  /s/  Philip M. Panzera
                                    -------------------------
                                   Philip M. Panzera
                                   Executive Vice President
                                   (Principal Financial and Accounting Officer)