Form 10-K405
period 2000-12-31
HAWKER PACIFIC AEROSPACE
filed 2001-03-16
CIK 1049625

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

    [ x ]   Annual Report pursuant to section 13 or 15(d) of the Securities
  Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                                       or

    [   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

         For the transition period from ____________ to _____________.

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

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 5, 2001 was approximately $11,873,000. The number of shares of common stock outstanding on March 5, 2001, was 7,023,723 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE


  Part III incorporates information by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

===============================================================================

TABLE  OF  CONTENTS
                                                                                 Page
                                                                                 ----
        PART I
            Item 1.           Business...........................................   3
            Item 2.           Properties.........................................  11
            Item 3.           Legal Proceedings..................................  11
            Item 4.           Submission of Matters to a Vote of
                                   Security Holders..............................  11
        PART II
            Item 5.           Market for Registrant's Common Equity
                                   and Related Shareholder Matters...............  12
            Item 6.           Selected Financial Data............................  13
            Item 7.           Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations.  15
            Item 7A.          Quantitative and Qualitative Disclosures
                                    about Market Risk............................  18
            Item 8.           Financial Statements and Supplementary Data........  19
            Item 9.           Changes in and Disagreements with Accountants
                                    on Accounting and Financial Disclosure.......  20
        PART III              Omitted - (Incorporated by reference to Proxy
                              statement to be filed no later than April 30, 2001). 20
        PART IV
            Item 14.          Exhibits, Financial Statement Schedules,
                                    and Reports on Form 8-K....................... 21
        FINANCIAL STATEMENTS
                              Index to Financial Statements......................  21
                              Report of Independent Auditors - FY 2000...........  25
                              Report of Independent Auditors - FY's 1999 & 1998..  26
                              Consolidated Balance Sheets........................  27
                              Consolidated Statements of Operations..............  28
                              Consolidated Statement of Changes in
                               Shareholders' Equity (Deficit)....................  29
                              Consolidated Statement of Cash Flows...............  30
                              Notes to Consolidated Financial Statements.........  32

                                     PART  I

     ITEM 1  -  BUSINESS

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

       Lufthansa Technik AG ("LHT") has a controlling interest in Hawker Pacific Aerospace LHT, the Company's majority shareholder, is a wholly-owned subsidiary of Deutsche Lufthansa, one of the largest airlines in Europe. LHT is the technical and maintenance arm of Lufthansa, but also generates about half of its almost $2 billion in annual revenue by offering repair and overhaul services to the rest of the aviation industry. LHT is, in fact, a leading provider of outsourced aviation maintenance worldwide.

       The Company is organized into two divisions and one wholly-owned subsidiary. The Company's principal operating division and headquarters is located in Sun Valley (Los Angeles), California. The Company's Hawker Pacific Aerospace, Ltd., subsidiary operates a major overhaul facility in Hayes (London) in the United Kingdom. The Company also operates a small hydraulic repair facility in Amsterdam, The Netherlands.

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

     Recent Developments

       On September 20, 2000, Lufthansa Technik AG ("LHT") acquired a controlling interest in the Company upon executing the following series of transactions with the Company, and certain of its shareholders. For additional detail on these transactions, see also Note 7 to the Consolidated Financial Statements.

       LHT acquired its controlling interest in a private transaction by purchasing 40% of the Company's common stock from certain shareholders affiliated with Unique Investment Corporation. LHT also purchased all outstanding shares of the Company's Series C convertible preferred stock from the private investor group that provided such funding to the Company in December 1999. These preferred shares and a portion of the accrued dividends were converted into common shares in December 2000. LHT is entitled to additional accrued dividends of approximately $96,000.

       LHT also entered into a Shareholders Rights and Voting Agreement with the Company and certain of its officers under which LHT acquired certain voting and corporate rights. In addition, LHT provided the Company $9.3 million of subordinated debt, in exchange for which it received warrants to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $4.25 per share. The exercise of these warrants is subject to approval by the shareholders of the Company at the next Annual Meeting of Shareholders. On March 16, 2001, the principal and accrued interest on this debt was converted into 3,136,952 common shares pursuant to the terms of the debt exchange agreement entered into with LHT, dated February 6, 2001. The conversion price for this transaction of $3.125 per share was set equal to the market price of the Company's common stock at the time of the conversion agreement. As a result of these transactions, LHT now owns or controls approximately 67% of the outstanding common stock of the Company.

       For additional detail regarding these transactions, and other related agreements, please see Part III of this Form 10-K, which information is incorporated by reference.

     Market and Industry Overview

       The aviation aftermarket consists principally of the servicing and support of commercial passenger and cargo aircraft. The Company provides aftermarket landing gear repair and overhaul services and related spare parts to a variety of customers in the aviation industry.

       Increased Aviation Activity. Boeing's 2000 Current Market Outlook (the "Boeing Outlook") projects that global air travel will increase by 58% through the year 2009. Average passenger seat miles flown are also expected to increase significantly over the next few years. Further, many new airlines are expected to commence operations in the United States and abroad, especially in China and other Asian nations where only a small percentage of the population has flown to date. Airports in Europe are also expected to increase capacity to handle the additional traffic. In order to accommodate growing demand, aircraft operators will be required to increase the size of their aircraft fleets. The Boeing Outlook projects that the global fleet of aircraft will more than double before 2019, from 13,670 aircraft at the end of 1999 to 31,755 aircraft in 2019.

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

       Greater Emphasis on Traceability. As a result of concerns regarding unapproved aircraft spare parts, regulatory authorities have focused on the level of documentation which must be maintained on aircraft spare parts. Accordingly, aircraft operators increasingly demand that third party service providers provide complete traceability of all parts used in the repair and overhaul process. The sophistication required to track the parts histories of an inventory consisting of thousands of aircraft spare parts is considerable. For example, overhaul of a 747 aircraft landing gear shipset requires the handling and tracking of over 2,500 parts. This has required companies to invest heavily in information systems technology.
     The Company has developed and maintains a proprietary management information system that enables it to comply with its customers' contract specifications and enables its customers to comply with governmental regulations concerning traceability of spare parts. The Company's proprietary system is well-regarded in the industry, and the Company considers it to be a competitive advantage.

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

       Each landing gear overhaul can involve numerous separate parts and work orders. For example, the Boeing 737 nose landing gear calls for over 290 parts and related work orders while the Boeing 747-200 nose gear calls for over 650 parts and related work orders. Generally, the Company performs these overhauls in approximately four to eight weeks. Hydromechanical component overhauls can involve 200 or more parts and over 25 separate work orders, and are generally performed in approximately two to four weeks. In order to achieve this throughput, the Company must perform many parallel processes and integrate numerous components just before final assembly. Completing this complex overhaul work within the time constraints set by aircraft operators has led the Company to develop a highly managed systems-driven process, which is facilitated by its highly specialized management information system. See "Management Information Systems and Quality Assurance" below. The stages of the overhaul process include the following.

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

     Customers

       Commercial. The Company serves a broad base of domestic and international customers in the aviation industry. The Company's customers include British Airways, Federal Express, American Airlines, Air France, EVA Airways, US Airways, Continental Express and many other national and regional passenger and cargo airlines. During 2000, over 65% of the Company's landing gear business was derived from long-term contracts, generally of five to ten years in duration, representing one overhaul cycle for a customer's fleet. The Company believes that the long-term relationships it has developed with many of its customers provide the Company with a stable and ongoing base of business, as well as a source of new business opportunities.

       Government Contracts. 2000 and 1999 sales to the United States government and its agencies represented approximately 5.0% and 3.6%, respectively, of consolidated revenue. The Company's largest government customer has been the United States Coast Guard ("USCG"). The Company has an agreement with the USCG to provide repair and overhaul services on an as-needed, fixed price basis for Dauphin II helicopters. The agreement is for a five year term, and is renewable on an annual basis. The Company has performed these services for the last twelve years, and has recently bid for and been awarded the contract for fiscal years 2001 through 2005.

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

       Material Customers. Customers which have accounted for more than 10% of sales during the last three years are: (i) in 2000, Federal Express (18.8%), American Airlines (14.9%), and British Airways (12.7%), (ii) in 1999, British Airways (19.2%) and Federal Express (13.8%); and (iii) in 1998, British Airways (22.3%) and Federal Express (17.5%).

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

       For each repair or overhaul that it performs, the Company records: (i) all essential operations and tests conducted; (ii) inspection data on all components repaired, overhauled or exchanged for new components; and (iii) the sources of all materials issued during the course of the work. This function allows the Company to provide more accurate cost and timing estimates to customers, facilitates faster and more accurate preparation of customer invoices and forms the basis of the Company's comprehensive quality assurance program. In addition, shop-loading and material requisition personnel receive more accurate planning data. Using the system, management can (i) plan for material requirements in advance so that required materials for a specific unit are on hand in time to facilitate on-time delivery, and (ii) optimize daily manpower and materials utilization based upon sales forecasts and actual orders.

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

       The Company's single largest materials supplier has consistently remained Boeing, which accounted for 29% of total 2000 purchases. Messier and Dunlop each accounted for 11% of total 2000 materials purchases. No other supplier during 2000 exceeded 10% of total purchases.

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

       The Company's new relationship with LHT is expected to strengthen the Company's sales and marketing efforts. The opportunity for Hawker Pacific to draw on the experience, knowledge and resources of the over 100 people in the LHT Hamburg Technical Sales group has significantly broadened our market exposure.

       Marketing. The Company markets and sells its products and services worldwide both directly through an in-house sales staff and indirectly through a network of independent sales representatives. Air Resources, Inc., an aviation sales representative agency ("Air Resources"), markets and sells the Company's products and services to a number of domestic airlines in return for a commission on sales made through Air Resources' efforts. The Company's domestic sales are conducted primarily by Air Resources, which focuses its efforts on major domestic commercial carriers, as well as the Company's in-house sales force.

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

     Growth Strategy

       Pursue Additional International Growth Opportunities. The Company believes that the international aviation aftermarket presents the greatest potential for substantial growth. With the large air transport repair and overhaul operations that it has established through the recent BA Acquisition, and the hydromechanical repair and overhaul services that it performs from its Amsterdam facility, the Company believes it will be able to provide customers with a full range of repair and overhaul services in Europe. With facilities located in the United Kingdom, California and The Netherlands, the Company believes that it is positioned to pursue additional growth opportunities in both the European and Asian aviation aftermarkets.

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

       Expand Existing Operations. Hawker Pacific seeks to increase sales and operating income by marketing its landing gear repair and overhaul services to new and existing customers, and by expanding its hydromechanical component product lines. The Boeing Outlook projects that the global fleet of aircraft will more than double during the next twenty years. The Company plans to expand its landing gear repair and overhaul operations to capitalize on this growth trend. Because the Company believes that improved profit margins in fixed wing operations are primarily a function of increased volume, it plans to expand its capacity to perform fixed wing landing gear repair and overhaul services. The Company also intends to expand its hydromechanical component service offerings. The Company recently began to offer repair and overhaul of constant speed drives and integrated drive generators. The Company's new relationship with LHT also offers many new opportunities for growth in conjunction with other LHT operations.

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

     Government Regulation

       The Company is highly regulated worldwide by the FAA, the JAA (a consortium of European regulatory authorities), and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company's operations in Amsterdam, and the Civil Aviation Authority, which regulates the Company's United Kingdom operations. These regulatory authorities require all aircraft to be maintained under continuous condition monitoring programs and periodically to undergo thorough inspection. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before installation on an aircraft.

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

Employees and Employee Training

     As of December 31, 2000, the Company had 488 full-time employees, of whom 292 are employed at the Company's Sun Valley headquarters and repair facility, 185 are employed with the Company's United Kingdom subsidiary, and 11 are employed at the Company's repair facility in The Netherlands. In the United Kingdom, 104 employees, representing 21% of the Company's work force, are covered by a collective bargaining agreement.

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

Stock Price Volatility

     In recent years, the stock market has experienced significant price and volume fluctuations. These fluctuations have had a substantial effect on the market price of individual stocks, particularly for many small capitalization companies. The Company's common stock is also thinly traded, which frequently causes relatively small trades to have a disproportionate effect on the Company's market price.

Forward Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this section and elsewhere in this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, legal, governmental, environmental and technological factors, as well as competitive pricing and market conditions, customer concentration, foreign currency risk, and the Company's continuing ability to: acquire adequate and reasonably inventory, successfully manage rapid growth, meet increasing requirements for capital, and successfully develop its UK subsidiary into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements. The Company undertakes no obligation to update or revise and forward-looking information, whether as a result of new information, future developments, or otherwise.

ITEM 2.  PROPERTIES

     The Company's principal executive offices and production facilities are located in Sun Valley, California, near the Burbank Airport in Los Angeles. The Sun Valley facility occupies 193,000 square feet in eight buildings, which are held pursuant to various long-term leases that expire between 2004 and 2010.

     Hawker Pacific Aerospace Ltd. operates the Company's second major repair facility. This operation is located in a new 140,000 square foot facility in Hayes, England, about four miles from Heathrow Airport. The lease on this facility expires in 2024.

     The Company's operation in The Netherlands is located in a 11,700 square foot facility near Schiphol Airport in Amsterdam. The lease for the facility expires in 2008.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various administrative claims or litigation from time to time in the ordinary course of business. At the present time, there are no material legal proceedings against the Company, or its subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

                                               Sale Price
                                           ------------------
                                            Low       High
                                           ------  ----------
                1998
                  From January 29, 1998    $ 8.00      $11.25
                  2nd Quarter               10.00       14.12
                  3rd Quarter                1.88       13.50
                  4th Quarter                2.56        4.8
                1999
                  1st Quarter                2.50        5.25
                  2nd Quarter                1.88        3.44
                  3rd Quarter                1.97        4.88
                  4th Quarter                4.00        8.00
                2000
                  1st Quarter                5.50        8.00
                  2nd Quarter                3.31        8.25
                  3rd Quarter                3.94        7.50
                  4th Quarter                2.63        5.88

     As of March 2, 2001, the Company's common stock was held by 27 shareholders of record, and owned beneficially by an estimated 977 shareholders.

     The Company has not paid cash dividends on its common stock since inception and has no plans to pay dividends on its common stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business.

     Nasdaq Listing. In December 2000 the Company reported that its net tangible assets had dropped below the $4 million maintenance standard required to remain listed on the Nasdaq National Market. The Company has been in discussions with Nasdaq since that time with regard to curing this deficiency.

     The Company and LHT have executed two measures to increase the Company's net tangible assets in order to comply with the Nasdaq requirement. In December 2000, LHT voluntarily converted its preferred share holdings to common shares, and in March 2001 LHT further assisted the Company by converting approximately $9.8 million of debt and accrued interest into equity (for additional detail on these transactions, please refer to Notes 5, 7 and 14 to the Consolidated Financial Statements). These transactions have had the effect of increasing the Company's net tangible assets above the $4 million Nasdaq maintenance standard.

     The Company has received a written determination from the Nasdaq Listing Qualifications Panel. The Panel concluded that the Company presented a definitive plan to regain compliance with the $4 million net tangible assets requirement. Nasdaq has therefore determined to continue the Company's listing, pursuant to the following exception. Prior to March 31, 2001, the Company must issue its Annual Report on Form 10-K with a pro forma balance sheet reflecting the increase in net tangible assets after the LHT debt conversion. For this pro forma balance sheet only, Nasdaq has required that the Company report at least $5.5 million of net tangible assets. In addition, prior to May 15, 2001, the Company must file its first quarter Form 10-Q, evidencing continued compliance with the standard $4 million net tangible assets requirement. On March 6, 2001, the Company mailed a notice to all of its shareholders informing them about the debt conversion, and our status with regard to our NASDAQ listing.

     The Nasdaq Panel decision may be reviewed by the Nasdaq Listing and Hearing Review Council. The Nasdaq Panel has also reserved the right to modify, extend or terminate the exception upon review of the 10-K and 10-Q filings, or upon any material change in the Company's financial or operational character during the exception period.

     The Company has filed in this Form 10-K, at Exhibit 99.1, the required pro forma balance sheet evidencing $6.2 million of net tangible assets.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated certain financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in this Annual Report. For the ten months ended October 31, 1996, the Company was a wholly owned subsidiary of BTR Dunlop Holdings, Inc., and financial data related to those periods is presented under columns marked "Predecessor". Effective November 1, 1996, the Company was acquired by certain shareholders of Unique Investment Corporation and the Company's then current executive officers. All financial data subsequent to October 31, 1996, is presented below under columns marked "Successor".

     The balance sheet data as of December 31, 1996, 1997, 1998 and 1999 and the statement of operations data for the ten months ended October 31, 1996, the two months ended December 31, 1996, and the years ended December 31, 1997, 1998 and 1999, are derived from the financial statements of the Company, which have been audited by Ernst & Young LLP, independent accountants. The balance sheet data as of December 31, 2000, and the statement of operations data for the year ended December 31, 2000, are derived from the financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent accountants.

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

                                                             Successor                                  Predecessor
                                      --------------------------------------------------------   --------------------------
                                                        Year ended December 31,                   Two months    Ten months
                                      --------------------------------------------------------       ended         ended
    (In thousands,                                                                  Pro forma        Dec 31,       Oct 31,
 except per share data)                2000        1999        1998        1997        1996           1996          1996
---------------------------------------------------------------------------------------------------------------------------
Revenue                               $77,059     $82,318     $65,151     $41,042     $39,004        $6,705       $32,299

Income (loss) before extra-
  ordinary item                       (18,494)     (2,260)     (1,598)        788      (1,523)          469        (1,606)

Income (loss) per common
  share before extraordinary item       (3.36)      (0.44)      (0.28)       0.25       (0.48)         0.15            --

Income (loss) to common
   shareholders                       (20,747)     (2,533)     (2,198)        788      (1,523)          469        (1,606)

Net income (loss) per
  common share                          (3.49)      (0.44)      (0.39)       0.25       (0.48)         0.15            --

Total assets                           97,999     103,163      87,237      40,898      35,178            --            --

Total long-term debt and
  redeemable preferred stock           70,135       9,909       2,500      17,700      19,150            --            --

     In 2000 the Company recorded several large charges which adversely affected the year. These expenses, which aggregate to $19,258,000, included: deferred tax asset valuation allowances of $9,823,000; a provision for anticipated losses on certain UK contracts of $2,196,000; additional fees, costs and incremental default interest of $2,060,000 from the Company's former senior lender; miscellaneous expense for change of control costs of $1,883,000; several unusually high credit memo's, and increased bad debt and warranty expenses in the UK operation of $1,025,000; fixed asset write-downs of $830,000; the write-off of deferred loan fees of $793,000; and severance costs of approximately $648,000.

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

     The Company operated as a subsidiary of BTR Dunlop Holdings, Inc., a Delaware Corporation, from December 21, 1994 to October 31, 1996. BTR Dunlop Holdings, Inc. was a subsidiary of BTR plc, a United Kingdom company (collectively, the "Parent"). Pursuant to an Agreement of Purchase and Sale of Stock, AqHawk, Inc. purchased all of the Company's outstanding stock from BTR plc effective as of November 1, 1996 (the "Acquisition"). AqHawk, Inc. was formed as a holding company for the sole purpose of acquiring the stock of the Company and was subsequently merged into the Company. The acquisition has been accounted for under the purchase accounting method. The aggregate purchase price was approximately $29,800,000, which included the cost of the acquisition. The aggregate purchase price was allocated to the assets of the Company, based upon estimates of their respective fair market values. The excess of purchase price over the fair values of the net assets acquired was $1,019,000 and was recorded as goodwill. Goodwill has been subsequently reduced for the reduction of certain allowances on deferred taxes and amortization.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations-Overview

     In fiscal year 2000 the Company's United Kingdom subsidiary experienced many operating problems, while the Company's Sun Valley division continued to perform strongly. Revenue for the year ended December 31, 2000, decreased by $5.3 million from 1999, although this decrease is readily accounted for when consideration is given to a $4.2 million asset sale in 1999, and a sharp drop in the British pound-US dollar exchange rate which decreased the amount of UK revenue available after translation.

     As discussed more fully below, the UK operation performed poorly this past year, but the principal reasons for the large net loss in 2000 include: deferred tax asset valuation allowances of $9,823,000; a provision for anticipated losses on certain UK contracts of $2,196,000; additional fees, costs and incremental default interest of $2,060,000 charged by the Company's former senior lender; miscellaneous expense for change of control costs of $1,883,000; several unusually high credit memos, and increased bad debt and warranty expenses in the UK operation of $1,025,000; fixed asset write-downs of $830,000; the write-off of deferred loan fees of $793,000; and severance costs of approximately $648,000.

     These expenses, as discussed below, aggregate to $19,258,000 of the $19,287,000 net loss for fiscal year 2000. While certain of these charges may be present in the future, the Company does not believe that these charges will normally recur, or will be present to a similar extent in 2001.

     While every year generally has its share of unexpected expenses, the Company believes that 2000 was a decidedly abnormal year, and will not be indicative of the Company's prospects or results of operations in the future.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenue. Revenue for fiscal year 2000 decreased by $5,259,000, or 6%, from $82,318,000 to $77,059,000. Revenue in the Sun Valley location increased by $3.8 million, while revenue generated from the Company's UK subsidiary decreased by $9.1 million.

     The revenue gains in 2000 at the Sun Valley location were recorded in the Company's landing gear product lines, which increased by 13% to $33,512,000. The significant loss of revenue at the Company's UK location resulted principally from several factors. In 1999 the UK operation sold a B747 landing gear for $4,200,000, but had no corresponding asset sale in 2000. In addition, the British pound weakened against the dollar during 2000, and the amount of UK revenue therefore translated to $1,103,000 fewer dollars upon consolidation. Finally, certain of the Company's larger customers had slower overhaul schedules in 2000. The Company does not believe that the reduction in revenue during 2000 is evidence of a future trend.

     Cost of Revenue and Gross Margin. Cost of revenue was adversely affected because of higher than anticipated material and labor costs, and a $2.2 million provision established to reserve estimated losses on certain UK contracts through 2007. Management considered the provision necessary as a result of significantly slower than expected improvement in UK operating initiatives to improve labor efficiency and reduce material costs and overhead. During 2000 Sun Valley continued to earn respectable gross margins almost identical with the level achieved in 1999.

     On a consolidated basis, gross margin in both 1998 and 1999 fiscal years were strongly affected by the UK acquisition, integration and relocation, while 2000 was adversely affected by the performance of the UK subsidiary, the provision for anticipated losses, and an $830,000 write-down of two landing gear exchange assets to reduce book value to market. In late 2000, the Company effected a change in key senior management positions in the UK operation, and increased its support for the UK unit with several extended assignments of experienced Sun Valley personnel. Commencing in December 2000, the Company's chief executive officer has assumed direct responsibility for the UK operation for a contemplated period of six months. The UK unit has also retained the services of a very experienced chief operating officer, and certain additional staffing changes have been made to improve organizational effectiveness. For these reasons, the operating loss recorded in the UK subsidiary during 2000 is not considered indicative of the results of operations which the Company expects in the future.

     Selling, General and Administrative Expense. Selling expense for 2000 increased by 2% to $3,371,000, while general and administrative expense increased by $645,000, or 9%, to $7,721,000. This variance is solely attributable to the $648,000 in severance obligations related to changes in UK management personnel.

     Interest Expense. Interest expense increased from $6,001,000 in 1999 to $8,772,000 in 2000 as a result of additional fees, costs and default interest charges from the Company's former senior lender. Such additional costs amounted to $2,060,000 during fiscal year 2000.

     Income Tax Provision.   During 2000 the Company recorded $9.8 million of
valuation allowances to reduce the value of its deferred tax assets. The principal portion of the Company's deferred tax assets reflects the estimated benefit from future income taxes the Company will not have to pay because of prior net operating losses. If the Company generates income during future years, management expects that the Company will be able to gradually reverse a major portion of these valuation allowances.

     As a result of establishing these valuation allowances, the Company recorded no tax benefit for the loss in 2000, and also recorded additional tax expense of $4.1 million. At the current time, the Company does not expect to record any income tax expense or benefit during 2001.

     Extraordinary Item. In October 2000 the Company incurred charges of $793,000 related to the write-off of deferred loan fees and prepayment penalties to retire the Company's former senior credit facility.

     Net Loss. The net loss for fiscal year 2000 was $19,287,000, as compared with a net loss in 1999 of $2,260,000. The net loss to common shareholders for 2000 was $20,747,000, or $3.49 per share, after the extraordinary item and reduction for preferred stock accretion, as compared to $2,533,000, or $0.44 per share in 1999.

Quarter Ended December 31, 2000, Compared to Quarter Ended December 31, 1999

     Revenue. Revenue in the fourth quarter of 2000 decreased to $16,739,000 from the 42-year record high level of $25,256,000 set in the fourth quarter of 1999. Quarterly revenue was substantially lower than the prior comparable period for the same three reasons discussed in the fiscal year Revenue section above: the large 1999 asset sale; the pound-dollar exchange rate, and the slow schedules of certain UK customers.

     Expenses. Fourth quarter expenses were fairly typical, with the following exceptions: deferred tax valuation allowances of $3,847,000; a provision for anticipated losses on certain UK contracts of $1,485,000; the write-off of deferred loan fees of $793,000; a fixed asset write-down of $630,000; severance costs of approximately $575,000; several unusually high credit memos, and increased bad debt and warranty expenses in the UK unit of $148,000; and additional fees, costs and incremental default interest of $114,000 from the Company's former senior lender.

     Net Loss. The expenses described above aggregated to $7,592,000, as compared with the $7,181,000 net loss ($1.05 per share) reported for the period. The net loss for the fourth quarter of 2000 increased by $7,345,000 from net income of $164,000 ($0.03 per share) in the fourth quarter of 1999.

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

     Cost of Revenue and Gross Margin. Cost of revenue during 1999 was abnormally high in the UK because of the relocation, and also high on a consolidated basis as a result of the $826,000 inventory adjustment. Nevertheless, cost of revenue as a percentage of sales in 1999 decreased slightly to 84.1% from 84.5% in 1998. Both 1998 and 1999 fiscal years were strongly affected by the UK acquisition, integration and relocation.

     Selling, General and Administrative Expense. Selling expense for 1999 decreased by 9% to $3,296,000, while general and administrative expense increased by 15% to $7,076,000. General and administrative expense in 1999 increased as a result of higher payroll costs, and unusual charges of $422,000 in loan violation costs, $198,000 for Year 2000 costs, and $140,000 for a litigation settlement.

     Interest Expense. Interest expense increased from $3,402,000 in 1998 to $6,001,000 in 1999 as a result of increased borrowings on the Company's senior credit facility, a 0.75% rise in the prime rate, and increased interest charges as a result of the loan violation. Increased interest charged as a result of the loan violation amounted to $949,000 in 1999. Interest on the revolving line of credit started at a market rate of 7.0% in December 1998, but the Company was paying a default rate of 11.5% in early 2000.

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

Quarter Ended December 31, 1999, Compared to Quarter Ended December 31, 1998

     Revenue. Revenue for the fourth quarter of 1999 increased to $25,256,000 from $17,618,000 in the prior comparable period. The Company's revenue is predicated to a large extent on the scheduling of landing gear overhaul events, which frequently aggregate more in one quarter than another. Asset sales in the fourth quarter also included a $4,200,000 sale of a B747 landing gear shipset.

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

Liquidity And Capital Resources

     Accounts receivable decreased during 2000 from $18.5 million to $15.0 million. This decrease is primarily attributable to a December 1999 billing for a $4.2 million B747 shipset sale. Inventories increased by $2.7 million during 2000 to support additional customer requirements.

     In October 2000 the line of credit with Heller Financial, Inc., was retired. This improved the Company's current ratio to approximately 1.9 at the end of 2000. The Heller facility was replaced by two five-year term notes totaling $65 million. These notes were obtained from two German banks through the assistance of Lufthansa Technik AG ("LHT"). The two notes have favorable terms, including a current interest rate lower than the prime rate, no principal payments for one year, simple financial covenants based only on Sun Valley performance, and the requirement to repay only $10 million of principal before the end of the term.

     This new senior debt facility helped to improve the Company's cash position during 2000, and will further provide two material comparative differences in 2001: a reduction in interest expense, and the elimination of the default fees and costs charged by Heller during the last two years.

     In September 2000, the Company received $9.3 million of subordinated debt funding from LHT. These proceeds were used to retire the $2,500,000 note payable and certain fees due to a related party, pay a portion of the Heller obligation, cover certain costs related to the September 2000 transactions with LHT, and improve general working capital. The LHT note and its accrued interest were converted into common equity on March 16, 2001. This conversion has helped to reduce the Company's highly leveraged position, and is expected to save the Company over $1 million of interest expense annually.

     The new senior loan facility and the additional funds received from LHT have strengthened the Company's cash position. The UK operation is expected to become cash-positive during 2001, and until such time the Company's cash position is expected to remain tight, but manageable, principally by controlling the timing of larger capital expenditures. The Company believes that cash provided from operations, along with the additional funding described above will continue to provide sufficient liquidity to meet the Company's cash requirements for the next twelve months.

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

Forward Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this section and elsewhere in this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, legal, governmental, environmental and technological factors, as well as competitive pricing and market conditions, customer concentration, foreign currency risk, and the Company's continuing ability to: acquire adequate and reasonably inventory, successfully manage rapid growth, meet increasing requirements for capital, and successfully develop its UK subsidiary into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements. The Company undertakes no obligation to update or revise and forward-looking information, whether as a result of new information, future developments, or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

     Foreign Currency Risk. The Company has operations in the United Kingdom and the Netherlands, and also conducts business in many other countries worldwide. Foreign currency exchange rates could cause the Company's products to become relatively more expensive in particular countries, leading to a reduction in revenue in that country.

     The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company's foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. To date, the Company has not seen the need for currency hedging transactions in the ordinary course of business. The Company has, however, denominated a significant portion of its new senior debt facility in British pounds to serve as a natural hedge. For additional discussion on foreign currency exchange risk as it relates to the Company's operations, please refer to Note 1 to the Consolidated Financial Statements--Foreign Currency Translation.

     The Company makes substantial inventory purchases in French francs from such suppliers as Messier Services and Eurocopter France. In the last few years, the US dollar has strengthened against the French franc, creating a favorable exchange rate variance for the Company. Transactions related to the Company's Netherlands facility are primarily denominated in US dollars for inventory purchases, while revenue and operating expenses are partially denominated in Dutch guilders. The Company anticipates that approximately one-third of its 2001 consolidated revenue may be received by the Company's UK subsidiary in British pounds sterling.

     Throughout 2000 and the first quarter of 2001, the US dollar strengthened against the British pound. If this short-term trend continues, UK sales will provide less consolidated revenue. A strong dollar also increases material costs for the Company's UK operation, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company's intercompany receivables from the UK operation will become less valuable.

     The Company's payment for the 1998 purchase of British Airways assets (the "BA Acquisition") was denominated in British pounds. To hedge against the fluctuation of pounds to dollars, the Company entered into a transaction which permitted it to purchase approximately $17 million of pounds at a rate of 1.6373 dollars per pound. This swap agreement was cancelled in 1999.

     The Company will continue to evaluate hedging strategies in the future. The Company's business will require it to continue engaging in foreign currency denominated sales, and to incur material amounts of expense in foreign currencies. These activities may generate gains and losses as a result of currency fluctuations. As of December 31, 2000, the Company was not a party to any hedge contracts.

     Interest Rate Risk. The Company's senior debt facility carries an interest rate which varies in accordance with the US and UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as the LIBOR changes. The extent of this risk is not quantifiable or predictable. For additional information, please refer to Note 1 to the Consolidated Financial Statements-- Fair Value of Financial Instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements for the year ended December 31, 2000, the report thereon of Deloitte & Touche LLP dated March 2, 2001, except for Note 14, as to which the date is March 16, 2001, and the Notes to Consolidated Financial Statements are included under Part IV, Item 14 of this Form 10-K. The Consolidated Financial Statements for the years ended December 31, 1999 and 1998, and the Notes to such financial statements are also included under Part IV, Item 14 of this Form 10-K. The report of Ernst & Young LLP dated February 11, 2000, except for paragraph 5 of Note 5, for which the date is April 5, 2000, on such 1999 and 1998 financial statements, is included under Part IV, Item 14, of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective June 27, 2000, the Company dismissed Ernst & Young LLP ("E&Y") as its independent accountants. The reports of E&Y on the Company's financial statements for fiscal years 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to replace E&Y was approved by the Company's Audit Committee of its Board of Directors. During fiscal years 1999 and 1998 and the subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During fiscal years 1999 and 1998 there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K). Effective, November 21, 2000, the Board of Directors of the Company engaged Deloitte & Touche LLP as the principal accountants to audit the Company's financial statements for the fiscal year ended December 31, 2000. No other event requiring disclosure has occurred.


                                    PART III

ITEMS 10-13. The information required by Items 10-13 of Part III is omitted and incorporated by reference to the Company's definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the Company's fiscal year.

                                    PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

                             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                             -------------------------------------------

       Page
       ----
       Report of Independent Auditors for the year ended December 31, 2000.....................     25

       Report of Independent Auditors for the years ended December 31, 1999 and
       December 31, 1998.......................................................................     26

       Consolidated Balance Sheets as of December 31, 2000 and 1999............................     27

       Consolidated Statements of Operations for the years ended December 31, 2000,
       December 31, 1999 and December 31, 1998.................................................     28

       Consolidated Statements of Changes in Shareholders' Equity(Deficit) for the years ended
       December 31, 2000, December 31, 1999 and December 31, 1998..............................     29

       Consolidated Statements of Cash Flows for the years ended December 31, 2000,
       December 31, 1999 and December 31, 1998.................................................     30
       Notes to Consolidated Financial Statements..............................................     32

          Note 1 - Summary of Significant Accounting Policies..................................     32
          Note 2 - Inventories.................................................................     36
          Note 3 - Fixed Assets................................................................     36
          Note 4 - Income Taxes................................................................     37
          Note 5 - Lines of Credit and Notes Payable...........................................     38
          Note 6 - Commitments and Contingencies...............................................     41
          Note 7 - Related Party Transactions..................................................     41
          Note 8 - Stock Option Plan...........................................................     42
          Note 9 - Employee Benefit Plans......................................................     45
          Note 10 - Redeemable Preferred Stock.................................................     46
          Note 11 - Shareholders' Equity (Deficit).............................................     47
          Note 12 - Non-monetary Exchange Transaction..........................................     47
          Note 13 - Segment Information........................................................     48
          Note 14 - Subsequent Event...........................................................     48

      Schedule II.  Valuation and qualifying accounts..........................................     49

     (b)  Reports on Form 8-K

       During the fourth quarter of fiscal year 2000, two reports were filed on Form 8-K. No financial statements were filed with either report.

       On October 5, 2000, the Company filed a Form 8-K to report on a series of transactions between the Company, its senior lender, certain of its shareholders and Lufthansa Technik AG. For additional detail, see Note 7 to the Consolidated Financial Statements.

       On November 22, 2000, the Company filed a Form 8-K to report a change in registrant's certifying accountant. For additional detail, see Item 9 of this Form 10-K.

  (c)  Exhibits

  2.1 Agreement relating to the Sale and Purchase of part of the Business of British Airways plc dated December 20, 1997 by and among the Company, Hawker Pacific Aerospace Limited and British Airways plc, and related Landing Gear Overhaul Services Agreement (1)+
  3.1     Amended and Restated Articles of Incorporation of the Company (1)
  3.2     Amended and Restated Bylaws of the Company (1)
  3.3 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (1)
  3.4 Certificate of Determination for 8% Series C Convertible Preferred Stock, as filed with the California Secretary of State on December 9, 1999 (10)
  4.1     Specimen Common Stock Certificate (1)
  4.2 Rights Agreement, Form 8-A12G, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (6)
  4.3 Amendment to Rights Agreement, Form 8-A12G/A, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (7)
  4.4 Copy of Warrant to purchase 50,000 shares issued to Brighton Capital, Ltd., dated December 10, 1999 (10)
  4.5 Copy of Warrant to purchase 125,000 shares issued to Deephaven Private Placement Trading Ltd., dated December 10, 1999 (10)
  10.1    1997 Stock Option Plan and forms of Stock Option Agreements (1)
  10.1A   Amendment No. 1 to 1997 Stock Option Plan (1)
  10.2 Employment Agreement dated November 1, 1996 between the Company and David L. Lokken (1)
  10.2A   First Amendment to Employment Agreement for David L. Lokken (1)
  10.4 Employment Agreement dated November 1, 1996 between the Company and Brian S. Carr (1)
  10.4A   First Amendment to Employment Agreement for Brian S. Carr (1)
  10.5 Employment Agreement dated November 1, 1996 between the Company and Michael A. Riley (1)
  10.5A   First Amendment to Employment Agreement for Michael A. Riley (1)
  10.6 Form of Indemnity Agreement for directors and executive officers of the Company (1)
  10.9 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Aviation Division (1)+
  10.10 Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Precision Rubber (1)
  10.11 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Equipment Division (1)+
  10.12   Repair Services Agreement dated September 9, 1997 between the
          Company and American Airlines, Inc (1)+
  10.13   Award/Contract dated September 20, 1995 issued by USCG Aircraft
          Repair and Supply Center to the Company (1)+
  10.14 Maintenance Services Agreement dated August 19, 1994 between the Company and Federal Express Corporation (1)+
  10.15 Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp (1)
  10.15A First Amendment to Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp. (2)
  10.16 Management Services Agreement dated November 14, 1997 between the Company and Unique Investment Corp. (1)
  10.17 Mergers and Acquisitions Agreement dated September 2, 1997 between the Company and Unique Investment Corp. (1)
  10.17A Form of First Amendment to Mergers and Acquisitions Agreement between the Company and Unique Investment Corp. (1)

  10.17B First Amendment to Mergers and Acquisitions Agreement, dated as of January 23, 1998, by and between the Company and Unique Investment Corp. (3)
  10.18   Subordinated Note for $6,500,000 in favor of Unique Investment
          Corp. (1)
  10.19 Amended and Restated Subordinated Promissory Note dated February 3, 1998 in favor of Unique Investment Corp. (2)
  10.21 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
  10.21A  First Amendment to Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (2)
  10.22 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
  10.23 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
  10.24 Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
  10.25 Lease Agreement dated June 24, 1997 by and between the Company and AllState Insurance Company (1)
  10.25A  First Amendment to Lease Agreement between the Company and
          AllState Insurance Company (2)
  10.26   Lease Agreement dated November 21, 1994 by and between the Company and Gordon N. Wagner and Peggy M. Wagner, and Joseph W. Basinger and Viola Marie Basinger (1)
  10.31   Underlease, dated February 4, 1998, by and among British Airways plc, Hawker Pacific Limited and the Company (3) +
  10.32   Bailment and Services Agreement, dated as of September 1, 1997, by and between Federal Express Corporation and the Company (3) +
  10.33 Tenancy Agreement relating to Bennebroekerweg, Rijsinboat (Netherlands), dated March 15, 1998, between Hawker Pacific Holland, a division of the Company, and Mateor II C.V. (4)
  10.35 Statement of Terms and Conditions of Employment, dated October 1, 1998, by and between Hawker Pacific Aerospace and Philip Panzera (5)
  10.36 Statement of Terms and Conditions of Employment, dated October 12, 1998, by and between Hawker Pacific Aerospace and Dennis Biety (5)
  10.37 Loan and Security Agreement, dated December 22, 1998, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited (8)
  10.38 Lease relating to Unit 3 Dawley Park, Hayes, Middlesex, dated April 7,1998, between Sun Life Assurance plc and Hawker Pacific Aerospace Limited and Hawker Pacific Aerospace (8)
  10.39 Sublease related to Building 9, Sun Valley, dated January 14, 1998, between Hawker Pacific Aerospace and Abex Display Systems, Inc. (8)
  10.40 Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated March 10, 1999 (8)
  10.41 Second Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated April 13, 1999 (8)
  10.42 Waiver and Amendment No. 1 to Loan and Security Agreement, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated October 21, 1999 (9)
  10.42A Waiver and Amendment No. 2 to Loan and Security Agreement, dated December 10, 1999 (10)
  10.42B Waiver and Amendment No. 3 to Loan and Security Agreement, dated February 16, 2000 (11)
  10.42C  Waiver and Amendment No. 4 to Loan and Security Agreement, dated
          March 27, 2000  (11)
  10.43 Convertible Preferred Stock Purchase Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd.
          (10)
  10.44 Registration Rights Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)
  10.45 Description of $3 million Private Placement in response to Item 5 of Form 10-K, as excerpted from the Company's Form S-3 under "Description of Our Capital Stock - Series C" and "Selling Shareholders - Deephaven Financing" (11)
  10.46   Management Incentive Program Agreements, dated February 4, 2000 (12)

  10.47 Loan Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.48 Voting and Indemnity Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.49 Shareholders Rights and Voting Agreement, dated September 20, 2000, between Hawker Pacific Aerospace, The Shareholders Listed and Lufthansa Technik AG (13)
  10.50 Promissory Note, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.51 Warrant issued by Hawker Pacific Aerospace to Lufthansa Technik AG, dated September 20, 2000 (13)
  10.52 Registration Rights Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.53 Credit Agreement between Hawker Pacific Aerospace, Landesbank Hessen-Thuringen Girozentrale and
          Kreditanstalt fur Wiederaufbrau, dated October 30, 2000  (14)
  10.54 Facility Agreement between Hawker Pacific Aerospace Ltd., Landesbank Hessen-Thuringen Girozentrale and Kreditanstalt fur Wiederaufbrau, dated October 30, 2000 (14)
  10.55 Letter Agreement between Hawker Pacific Aerospace and Lufthansa Technik AG re Exchange of Promissory Note, dated February 6, 2001
  21.1    Subsidiaries of Registrant
  23.2    Consent of Ernst & Young LLP, dated March 16, 2001
  99.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet as of January 31, 2001
_______________________________

  + Portions of exhibits deleted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidentiality
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40295), and incorporated herein by reference
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference
 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference
 (6) Previously filed with the U.S. Securities and Exchange Commission on March 23, 1999, and incorporated herein by reference
 (7) Previously filed with the U.S. Securities and Exchange Commission on April 7, 1999, and incorporated herein by reference
 (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference
 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference
 (10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-93391), and incorporated herein by reference
 (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
 (12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference
 (13) Previously filed as an exhibit to the Company's Report on Form 8-K, dated September 20, 2000
 (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

 (d)    Financial Statement Schedules
        Schedule II -- Valuation And Qualifying Accounts, has been included herein under Item 14(a) above.

               Report of Independent Auditors - Fiscal Year 2000

     To the Board of Directors and Shareholders of Hawker Pacific Aerospace

     We have audited the accompanying consolidated balance sheet of Hawker Pacific Aerospace and subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14 for the year ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawker Pacific Aerospace and subsidiary at December 31, 2000, and the results of their operations and their cash flows for year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



     Deloitte & Touche LLP
     Los Angeles, California
     March 2, 2001, except for Note 14
     as to which the date is March 16, 2001

          Report of Independent Auditors - Fiscal Years 1999 and 1998



     The Board of Directors
     Hawker Pacific Aerospace

     We have audited the accompanying consolidated balance sheets of Hawker Pacific Aerospace as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawker Pacific Aerospace at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



     Ernst & Young LLP
     Woodland Hills, California
     February 11, 2000, except for paragraph 5 of Note 5 (not presented separately herein), for which the date is April 5, 2000

                          CONSOLIDATED BALANCE SHEETS

At December 31,                                                             2000          1999
--------------------------------------------------------------------------------------------------
                                     Assets
Current assets
 Cash                                                                  $  3,349,000   $  2,227,000
 Accounts receivable, less allowance for
  doubtful accounts of $1,038,000 and $324,000
  at December 31, 2000 and 1999, respectively                            14,954,000     18,506,000
 Inventories                                                             27,398,000     24,680,000
 Prepaid expenses                                                           855,000        550,000
 Deferred taxes                                                           1,668,000        531,000
                                                                       ------------   ------------
Total current assets                                                     48,224,000     46,494,000

Equipment and leasehold improvements, net                                14,232,000     13,822,000
Exchange assets, net                                                     33,816,000     37,613,000
                                                                       ------------   ------------
Total fixed assets                                                       48,048,000     51,435,000

Other assets                                                              1,727,000      5,234,000
                                                                       ------------   ------------
Total assets                                                           $ 97,999,000   $103,163,000
==================================================================================================

                 Liabilities and Shareholders' Equity (Deficit)
Current liabilities
 Line of credit                                                        $         --   $ 52,617,000
 Accounts payable                                                         9,962,000     13,402,000
 Deferred revenue                                                         5,199,000      3,397,000
 Accrued payroll and employee benefits                                    1,826,000      1,495,000
 Accrued expenses and other liabilities                                   6,082,000      4,186,000
 Current portion of note payable to related party                         2,334,000        623,000
                                                                       ------------   ------------
Total current liabilities                                                25,403,000     75,720,000

Notes payable
 Bank note                                                               65,956,000      5,617,000
 Related party                                                            4,179,000      2,500,000
                                                                       ------------   ------------
                                                                         70,135,000      8,117,000

Deferred Taxes                                                            2,980,000             --
Commitments and contingencies

Redeemable convertible preferred stock:
 5,000,000 shares authorized; issued and outstanding:
 -0- and 300 shares at December 31, 2000 and 1999,
 respectively; $3,750,000 redemption amount at
 December 31, 1999                                                               --      1,792,000

Shareholders' equity (deficit)
 Common stock: 20,000,000 shares authorized;
  issued and outstanding: 7,022,265 and 5,822,222 shares
  at December 31, 2000 and 1999, respectively                            28,682,000     22,384,000
 Accumulated  deficit                                                   (24,221,000)    (3,474,000)
 Accumulated other comprehensive loss                                    (4,980,000)    (1,376,000)
                                                                       ------------   ------------
Total shareholders' equity (deficit)                                       (519,000)    17,534,000
                                                                       ------------   ------------
Total liabilities and shareholders' equity  (deficit)                  $ 97,999,000   $103,163,000
===================================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the year ended December 31,                 2000            1999           1998
--------------------------------------------------------------------------------------------
     Revenue                                   $  77,059,000   $  82,318,000   $ 65,151,000
     Cost of revenue                              69,704,000      69,197,000     55,059,000
                                               -------------   -------------   ------------
     Gross margin                                  7,355,000      13,121,000     10,092,000

     Operating expense
        Selling expense                            3,371,000       3,296,000      3,621,000
        General and administrative expense         7,721,000       7,076,000      6,143,000
                                               -------------   -------------   ------------
     Total operating expense                      11,092,000      10,372,000      9,764,000
                                               -------------   -------------   ------------
     Income (loss) from operations                (3,737,000)      2,749,000        328,000

     Other income (expense)
        Interest expense                          (8,772,000)     (6,001,000)    (3,402,000)
        Miscellaneous income (expense), net       (1,883,000)        (76,000)        74,000
                                               -------------   -------------   ------------
     Total other expense                         (10,655,000)     (6,077,000)    (3,328,000)
                                               -------------   -------------   ------------
     Loss before income
        tax expense (benefit) and
        extraordinary item                       (14,392,000)     (3,328,000)    (3,000,000)
     Income tax expense (benefit)                  4,102,000      (1,068,000)    (1,402,000)
                                               -------------   -------------   ------------
     Loss before extraordinary item              (18,494,000)     (2,260,000)    (1,598,000)
     Extraordinary loss on early
        extinguishment of debt, net of
        tax benefit of $354,000 in 1998             (793,000)             --       (600,000)
                                               -------------   -------------   ------------
     Net loss                                    (19,287,000)     (2,260,000)    (2,198,000)

     Accretion of discount and redemption
        premium on preferred stock                (1,210,000)       (273,000)            --
     Preferred stock dividends                      (250,000)             --             --
                                               -------------   -------------   ------------
     Loss to common shareholders                ($20,747,000)   ($ 2,533,000)   ($2,198,000)
                                               =============   =============   ============

     Loss  per common share
        before extraordinary item:  basic
        and diluted                                   ($3.36)         ($0.44)        ($0.28)

     Extraordinary item                                (0.13)             --          (0.11)

     Loss per common share:
        basic and diluted                             ($3.49)        ($ 0.44)       ($ 0.39)
                                               =============   =============   ============

     Weighted average common
        and common equivalent
        shares outstanding                         5,938,606       5,822,222      5,622,770
============================================================================================

          See Accompanying Notes to Consolidated Financial Statements

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                           Retained
                                   Preferred  Stock                Common Stock            Earnings         Other
                             --------------------------   ----------------------------    (Accumulated  Comprehensive
                                Shares        Amount         Shares         Amount         Deficit)     Income (loss)     Total
                             -----------------------------------------------------------------------------------------------------
Balance at December  31,
  1997                               400    $ 2,000,000      2,972,222    $ 1,040,000       $1,257,000   $        --   $  4,297,000
Net loss                              --             --             --             --       (2,198,000)           --     (2,198,000)
Foreign currency
 translation                          --             --             --             --               --       236,000        236,000
                                                                                                                       ------------
Comprehensive loss                    --             --             --             --               --            --     (1,962,000)
Conversion of
 preferred stock                    (400)    (2,000,000)       250,000      2,000,000               --            --             --
Issuance of common
 stock                                --             --      2,600,000     18,068,000               --            --     18,068,000
                             -----------------------------------------------------------------------------------------------------
Balance at December 31,
 1998                                 --             --      5,822,222     21,108,000         (941,000)      236,000     20,403,000
Net loss                              --             --             --             --       (2,260,000)           --     (2,260,000)
Foreign currency
 translation                          --             --             --             --               --    (1,612,000)    (1,612,000)
                                                                                                                       ------------
Comprehensive loss                    --             --             --             --               --            --     (3,872,000)
Beneficial conversion
 feature of
 redeemable
 convertible
 preferred stock                      --             --             --        750,000               --            --        750,000
Issuance of warrant
 to preferred
 stock
 shareholders                         --             --             --        286,000               --            --        286,000
Issuance of warrant
 as cost
 related to
 preferred stock                      --             --             --        240,000               --            --        240,000
Accretion of discount
 and  redemption
 premium on
 preferred stock                      --             --             --             --         (273,000)           --       (273,000)
                             -----------------------------------------------------------------------------------------------------
Balance at December 31,
 1999                                 --             --      5,822,222     22,384,000       (3,474,000)   (1,376,000)    17,534,000
Net loss                              --             --             --             --      (19,287,000)           --    (19,287,000)
Foreign currency
 translation                          --             --             --             --               --    (3,604,000)    (3,604,000)
                                                                                                                       ------------
Comprehensive loss                    --             --             --             --               --            --    (22,891,000)
Issuance of 2,500,000
 warrants                             --             --             --      3,110,000               --            --      3,110,000
Preferred stock
 dividend accrued                     --             --             --             --         (250,000)           --       (250,000)
Conversion of
 redeemable preferred stock
 to common                            --             --      1,106,982      3,750,000               --            --      3,750,000
Reclassification of
 redemption premium upon
 conversion of
 preferred stock                      --             --             --       (750,000)         750,000            --             --
Conversion of
 dividends on preferred stock
 to common                            --             --         57,404        156,000               --            --        156,000
Accretion of discount
 and redemption premium on
 preferred stock                      --             --             --             --       (1,960,000)           --     (1,960,000)
Stock option exercise                 --             --         35,657         32,000               --            --         32,000
                             -----------------------------------------------------------------------------------------------------
Balance at December 31,
 2000                                 --             --      7,022,265    $28,682,000     ($24,221,000)  ($4,980,000)    ($519,000)
==================================================================================================================================

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

     For the year ended December 31,                      2000          1999          1998
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                              ($19,287,000)  ($2,260,000)  ($2,198,000)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
     Extraordinary loss                                    793,000            --       954,000
     Deferred income taxes                               4,052,000      (533,000)   (1,771,000)
     Depreciation and amortization                       4,797,000     4,057,000     3,207,000
     Amortization of loan discount                         313,000            --            --
     Bad debt expense                                      983,000        50,000       158,000
     Write-down of exchange assets                         830,000            --            --
     Gain on the sale of machinery,
        equipment and landing gear                              --    (1,648,000)           --
     Proceeds from sale of landing gear                         --     4,734,000            --
 Changes in operating assets and liabilities:
     Accounts and other receivables                      1,784,000    (6,361,000)   (5,144,000)
     Inventory                                          (3,702,000)   (3,242,000)   (4,870,000)
     Prepaid expenses and other
        current assets                                    (370,000)       63,000      (377,000)
     Accounts payable                                   (2,795,000)    1,049,000     5,225,000
     Deferred revenue                                    2,125,000     2,365,000       175,000
     Accrued liabilities                                 2,873,000     2,913,000     1,546,000
                                                      ------------   -----------   -----------
Cash provided by (used in) operating
     activities                                         (7,604,000)    1,187,000    (3,095,000)
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment, leasehold
  improvements and landing gear                         (5,885,000)  (12,216,000)   (7,427,000)
Purchase of equipment and landing gear
  from British Airways                                          --            --   (26,585,000)
Purchase of inventory from British Airways                      --            --    (1,961,000)
Other assets                                             1,496,000      (680,000)   (1,162,000)
                                                      ------------   -----------   -----------
Cash used in investing activities                       (4,389,000)  (12,896,000)  (37,135,000)
-----------------------------------------------------------------------------------------------

                                  (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)

     For the year ended December 31,                             2000          1999           1998
--------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
     Borrowings under bank note                          $ 60,350,000   $15,431,000   $ 38,766,000
     Principal payments on bank note                      (53,541,000)   (5,041,000)   (40,136,000)
     Principal payment on related party note               (2,500,000)           --     (4,000,000)
     Borrowing under related party note                     9,300,000            --             --
     Borrowings/payments on line of credit, net                    --            --     28,656,000
     Proceeds from equity offering                                 --            --     20,800,000
     Deferred offering costs                                       --            --     (1,966,000)
     Deferred financing cost                                 (526,000)      191,000     (1,490,000)
     Issuance of preferred stock                                   --     2,795,000             --

     Exercise of stock options                                 32,000            --             --
                                                         ------------   -----------   ------------

     Cash provided by financing activities                 13,115,000    13,376,000     40,630,000
--------------------------------------------------------------------------------------------------
     Increase in cash                                       1,122,000     1,667,000        400,000
     Cash, beginning of period                              2,227,000       560,000        160,000
                                                         ------------   -----------   ------------
     Cash, end of period                                 $  3,349,000   $ 2,227,000   $    560,000
==================================================================================================

     Supplemental disclosure of cash flow information
       Cash paid during the period for:
         Interest                                        $  7,076,000   $ 5,492,000   $  3,291,000
         Income taxes                                          12,000         9,000         81,000

       Non-cash items:
         In December 2000, Series C preferred
         stock, with a redemption value of
         $3,750,000, was converted  into
         1,106,982 shares of common stock                $  3,000,000            --             --

         In December 2000, accrued dividends
         of $156,000 on Series C preferred
         stock were converted into 57,404
         shares of common stock                          $    156,000            --             --
--------------------------------------------------------------------------------------------------

               See Accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

  Hawker Pacific Aerospace, formerly known as Hawker Pacific, Inc. (the "Company") is a California corporation with headquarters in Sun Valley, California. The Company is organized into two divisions, with facilities in Sun Valley and Amsterdam, and a wholly owned subsidiary, Hawker Pacific Aerospace, Ltd., which operates an overhaul facility in the United Kingdom ("UK"). The Company repairs and overhauls aircraft and helicopter landing gear, hydromechanical components, and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors, and original equipment manufacturers. In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing and helicopters.

Organization and Basis of Presentation

  The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As a result of the significant amounts of cash and operating costs related to the new plant construction and start up operations in the UK, the Company incurred losses and negative cash flows from operating activities in 2000 which resulted in an accumulated deficit at December 31, 2000. Management's plans with respect to these conditions include carefully managing cash flow, improving the operations in the United Kingdom, and converting its debt with Lufthansa Technik AG ("LHT") to common shares.

  LHT Transactions. On September 20, 2000, LHT acquired a controlling interest in the Company upon executing the following series of transactions with the Company, its senior lender, and certain of its shareholders (see also Note 7). LHT is a wholly-owned subsidiary of Deutsche Lufthansa, one of the largest airlines in Europe. LHT is the technical and maintenance arm of Lufthansa, but also generates about half of its almost $2 billion in annual revenue by offering repair and overhaul services to the rest of the aviation industry.

  LHT acquired its controlling interest in a private transaction by purchasing 40% of the Company's common stock from certain shareholders affiliated with Unique Investment Corporation. LHT also purchased all outstanding shares of the Company's Series C convertible preferred stock from the private investor group that provided such funding to the Company in December 1999.

  LHT also entered into a Shareholders Rights and Voting Agreement with the Company and certain of its officers under which LHT acquired certain voting and corporate rights. In addition, LHT assisted the Company by providing $10 million in junior participation to the Company's senior lender until such time as the senior credit facility could be refinanced. LHT subsequently assisted the Company in securing a new senior debt facility in October 2000.

  LHT also provided the Company $9.3 million of subordinated debt, in exchange for which it received warrants to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $4.25. The issuance of these warrants is subject to approval by the shareholders of the Company at the next Annual Meeting of Shareholders.

  In December 2000, LHT converted all of its Series C preferred stock and accrued dividends into common shares (see also Note 10). On March 16, 2001, LHT converted all subordinated debt and accrued interest owed to it by the Company, approximately $9.8 million, into common shares (see also Note 14). LHT currently owns or controls approximately 67% of the Company's outstanding common shares.

Acquisition of Assets from British Airways. On February 4, 1998, the Company completed its acquisition of the BA Assets (the "BA Acquisition"). The BA Assets represent the assets of British Airways Engineering used to service landing gear primarily on British Airways' aircraft. The purchase price for the BA Assets was approximately $19.5 million, including acquisition related expenses, and excluding a 747-400 landing gear exchange asset that was acquired during the second quarter of 1998 for approximately $2.9 million. Transaction expenses of $1.1 million were capitalized as part of the exchange asset value.

  As part of the BA Acquisition, the Company and British Airways entered into a seven-year exclusive service agreement on February 4, 1998, under which the Company provides landing gear and related repair and overhaul services to substantially all of the aircraft currently operated by British Airways.

  As required by the BA purchase agreement, BA employees covered by a collective bargaining contract continue to be covered by the contract until three years after the date the Company completed the purchase. As of December 31, 2000, there were 104 employees in the Company's UK subsidiary that are covered by the BA collective bargaining agreement.

Principles of Consolidation

  The consolidated financial statements include the accounts of Hawker Pacific Aerospace and its wholly owned subsidiary, Hawker Pacific Aerospace, Ltd. All significant intercompany transactions and balances have been eliminated.

Recognition of Revenue

  The Company generates revenue primarily from repair and overhaul services. In some cases, overhaul revenue includes exchange fees which compensate the Company for the carrying cost of its exchange assets. The Company also generates revenue from the sale and distribution of spare parts, and the manufacturing of certain aircraft components. The revenue derived from spare parts sales and manufacturing are each individually less than 10% of total revenue.

  Revenue for repair and overhaul services involving an exchange is recognized when the job is complete. Exchange fees are recognized upon the shipment of the Company's exchange asset to the customer. Revenue for repair and overhaul services not involving an exchange is recognized when the completed item is shipped to the customer.

  The Company is allowed under certain of its contracts to invoice customers prior to the completion of the overhaul. Such invoices are credited to deferred revenue until the overhaul is complete. Revenue from spare parts sales and manufacturing is recognized at the time of shipment.

Provision for Anticipated Losses on Contracts

  The Company records a current charge to cost of revenue when it is anticipated that the total estimated costs will exceed the total estimated revenue over the life of the contract. The amount of the provision is the excess of cost over revenue for every overhaul event anticipated during the contract term.

Concentrations of Risk

  Major Customers. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company generally does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

  During 2000, three customers accounted for 19%, 15%, and 13% of the Company's revenue, and represented 12%, 6%, and 10%, respectively, of the accounts receivable balance at December 31, 2000. During 1999, three customers accounted for 19%, 14% and 10% of the Company's revenue, and represented 16%, 6% and 10%, respectively, of the accounts receivable balance at December 31, 1999. During 1998, those same three customers accounted for 22%, 18%, and 10% of the Company's revenue, and represented 25%, 19%, and 5% of the accounts receivable balance at December 31, 1998.

  Major Vendors. During 2000, three vendors accounted for $11,823,000, $4,588,000, and $4,587,000, or 29%, 11%, and 11% of total purchases for the year. During 1999, two vendors accounted for $8,898,000 and $4,940,000, or 22% and 12%, respectively, of total purchases for the year. During 1998, three vendors accounted for $12,905,000, $5,439,000 and $3,977,000, or 43%, 18% and
13%, respectively, of total purchases for the year.

Inventories

  Inventories are stated at the lower of cost or market. Purchased parts and assemblies are valued based on their weighted average cost. Work-in-process inventory includes purchased parts, direct labor and factory overhead.

Provisions for potentially obsolete or slow-moving inventory are made based on management's analysis of inventory levels, turnover and future usage forecasts.

Exchange Assets

  Landing gear and other exchange assets are accounted for as fixed assets at cost and are depreciated over their estimated useful lives to their respective salvage values. These exchange assets principally include various large commercial jet landing gear shipsets, and flap tracks and carriages. Exchange assets are held for the purpose of exchanging the asset with a customer to allow the customer's aircraft to return to service in the shortest possible time. Certain of the Company's contracts could not have been obtained without sufficient exchange assets to meet the customer's requirements.

  After the landing gear shipset is exchanged and the customer is billed for the established cost of the overhaul, the landing gear shipset from the customer is overhauled and returned to the Company's exchange asset pool. The estimated useful lives of these exchange assets range from 10 to 15 years depending on the age of the aircraft type, and the Company's estimate of how many years of overhaul demand remain. Depreciation expense is recorded as a cost of revenue using the straight-line depreciation method.

  The Company reviews the carrying value of an exchange asset for impairment whenever events and circumstances indicate that the carrying value of such asset may not be recoverable from the estimated future cash flows expected from its use and eventual disposition. If the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset.

Equipment and Leasehold Improvements

  Equipment and leasehold improvements are recorded at cost. Expenditures for repairs are expensed as incurred, and additions and betterments are capitalized. Depreciation expense is determined using the straight-line method based on the following estimated useful lives.

     Leasehold improvements       Lesser of life of lease or asset
     Machinery and equipment                  8 years
     Tooling                                  5 years
     Furniture and fixtures                   5 years
     Vehicles                                 3 years
     Computer equipment                       3 years

  The Company reviews the carrying value of equipment and leasehold improvements for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable from the estimated future cash flows expected from their use and eventual disposition. If the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value of the asset.

Foreign Currency Translation

  The Company considers the local currency of its foreign operations to be the functional currency. Accordingly, the Company translates the assets and liabilities of its foreign operations at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of other comprehensive income (loss) and are included in shareholders' equity (deficit). Transaction gains and losses, other than on inter-company accounts deemed to be permanent in nature, are included in net income in the period they occur.

  Realized and unrealized foreign exchange gains recognized in earnings amounted to $425,000, $71,000 and $99,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

Loss per Share

  Basic and diluted loss per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. None of these were included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period, and the effect would therefore be antidilutive. Basic loss per share is the same as diluted loss per share for all periods presented. The number of shares used in the calculation of basic and diluted loss per share is 5,622,770, 5,822,222 and 5,938,606 for the years ended December 31, 1998, 1999 and 2000, respectively. Net loss used in the calculation of basic and diluted loss per share has been adjusted for the accretion of the discount and redemption premium on the preferred stock in order to derive net loss to common shareholders.

Fair Value of Financial Instruments

  As defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company's financial instruments principally consist of accounts receivable, accounts payable, notes payable to a bank, and, through March 16, 2001, a note payable to a related party. The carrying value of accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the notes payable to a bank approximate their fair market value since these financial instruments carry a floating interest rate. The fair market value of the retired note payable to a related party approximated its carrying value based on the current market rate for such debt, and the discount applied against the note payable as a result of the warrants issued to the related party.

Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially excess or slow-moving inventory, warranty accruals, deferred tax asset valuation allowances, and a provision for anticipated losses on future work covered by contracts performed at the Company's UK operation. Actual results may differ from those estimates.

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

Comprehensive Income (Loss)

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established rules for the reporting and display of comprehensive income (loss) and its components. The components of other comprehensive income (loss) consist entirely of foreign currency translation adjustments related to the Company's operations in the United Kingdom and The Netherlands.

New Accounting Pronouncements

  As of October 1, 2000, the Company adopted Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company recognizes revenue when it is realizable and earned. The adoption of SAB 101 did not have a significant impact on the financial position, results of operations, or cash flows of the company.

  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Reclassifications

  Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

2.  INVENTORIES

    Inventories are comprised of the following.

                                                                  December 31,
                                                           --------------------------
                                                              2000           1999
                                                           -----------    -----------
       Purchased parts and assemblies                      $20,543,000    $20,246,000
       Work-in-process                                       6,855,000      4,434,000
                                                           -----------    -----------
                                                           $27,398,000    $24,680,000
                                                           ===========    ===========

3.  FIXED ASSETS

    Equipment, leasehold improvements, and exchange assets at cost, consist of the following.

                                                                  December 31,
                                                           --------------------------
                                                              2000           1999
                                                           -----------    -----------
       Leasehold improvements                              $ 9,153,000    $ 7,034,000
       Machinery and equipment                               8,598,000      8,525,000
       Tooling                                                 614,000        580,000
       Furniture and fixtures                                  287,000        278,000
       Vehicles                                                 37,000         38,000
       Computer equipment                                    1,672,000      1,591,000
                                                           -----------    -----------
                                                            20,361,000     18,046,000
       Less: accumulated depreciation                       (6,129,000)    (4,224,000)
                                                           -----------    -----------
       Total equipment and leasehold improvements, net     $14,232,000    $13,822,000

       Exchange assets                                     $39,764,000    $41,459,000
       Less:  accumulated depreciation                      (5,948,000)    (3,846,000)
                                                           -----------    -----------
       Total exchange assets, net                          $33,816,000    $37,613,000

       Total Fixed Assets, net                             $48,048,000    $51,435,000
                                                           ===========    ===========


    During 2000, the Company recorded a non-cash charge of $830,000 related to the write-down of two landing gear exchange assets to their fair value.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                  December 31,
                                                            ---------------------------
                                                               2000            1999
                                                            -----------     -----------
Deferred tax assets
  Net operating loss carryforwards                          $15,633,000     $ 9,322,000
  Inventory valuation accruals                                  639,000         575,000
  Accounts receivable valuation accruals                        417,000         154,000
  Employee benefits and compensation                            202,000         197,000
  Product and service warranties                                146,000          76,000
  Accrued expenses                                              268,000              --
  State tax credits                                              94,000          94,000
  Other items, net                                              160,000          29,000
                                                            -----------     -----------
Total deferred tax assets                                    17,559,000      10,447,000
 Less valuation allowance                                    (9,823,000)             --
                                                            -----------     -----------
Net deferred tax assets                                       7,736,000      10,447,000
                                                            ===========     ===========


Deferred tax liabilities
  Depreciation and amortization methods
     Difference in fixed assets basis due to
     accelerated depreciation and tax
     deferred exchanges                                       8,790,000       7,441,000
  Other items, net                                              258,000         594,000
                                                            -----------    ------------
Total deferred tax liabilities                                9,048,000       8,035,000
                                                            -----------    ------------
Net deferred tax assets (liabilities)                      ($ 1,312,000)    $ 2,412,000
                                                            ===========     ===========

Deferred tax assets and liabilities are reflected in the Company's balance sheets as follows.

                                                                   December 31,
                                                           ---------------------------
                                                               2000             1999
                                                           -----------     -----------
  Current deferred tax assets                              $ 1,668,000     $   531,000
  Non-current deferred tax assets (liabilities)             (2,980,000)      1,881,000
                                                           -----------     -----------
Net deferred tax assets (liabilities)                      ($1,312,000)    $ 2,412,000
                                                           ===========     ===========

    Non-current deferred tax assets for 1999 are included in "Other assets" on the Consolidated Balance Sheets.


    The Company has net operating loss carryforwards for federal tax purposes of $42,280,000, which expire in the years 2005 to 2020. The Company also has state net operating loss carryforwards of $14,220,000, which expire in the years 2001 to 2005. Utilization of net operating loss carryforwards are subject to limitation as a result of changes in ownership. Such limitations are not anticipated to have a material impact on the Company's ability to utilize such net operating loss carryforwards.

    Significant components of income tax expense (benefit) are as follows.

For the year ended December 31,        2000           1999            1998
------------------------------------------------------------------------------
Current:
  Federal                          ($   39,000)   $     19,000     $        --
  State                                 89,000           1,000           1,000
                                   -----------   -------------   -------------
                                        50,000          20,000           1,000
Deferred:
  Federal                            3,636,000      (1,364,000)     (1,114,000)
  State                                416,000         276,000        (289,000)
                                   -----------   -------------   -------------
                                     4,052,000      (1,088,000)     (1,403,000)
                                   -----------   -------------   -------------
Income tax expense (benefit)        $4,102,000   ($  1,068,000)   ($ 1,402,000)
                                   ===========   =============   =============

  For the years ended December 31, 1998 and 1999 reductions were made in the valuation reserve of approximately $434,000 and $225,000, respectively, of which $170,000 for 1998 were credited against goodwill. During the year ended December 31, 2000, the Company established a $9,823,000 valuation allowance for a portion of its deferred tax asset, which was previously established for the tax benefit related to future utilization of the Company' net operating loss carryforward.

  The following table reconciles the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax.


For the year ended December 31,      2000       1999      1998
--------------------------------------------------------------
Statutory federal income tax rate    (34%)      (34%)    (34%)
Nondeductible expenses                 --         1%       7%
State income taxes, net of
  federal benefit                      2%         5%     (10%)
Change in valuation reserve           59%        (7%)    (10%)
Other                                 --          3%       --
                                    -------    -------  -------
Effective tax rate                    27%       (32%)    (47%)

5.  LINE OF CREDIT AND NOTES PAYABLE


  Prior Senior Credit Facility. On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, "Heller"). The Loan and Security Agreement, as amended (the "Heller Agreement") originally provided a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7.0 million. The revolver and both term loans were to expire in five years. As a result of obtaining the Heller facility the Company incurred $954,000 of expenses related to early extinguishment of its loan agreement with Bank of America. This expense is presented in the Consolidated Statements of Operations for the year ended December 31, 1998, as an extraordinary item net of related tax benefit of $354,000.

  The interest rate on all three Heller instruments was set at prime plus 2.5%, or 12% from May 2000 until the termination of the facility. During 1999 the Company made principal payments of $0.6 million and $4.5 million on Term Loans A and B, respectively. During 2000 the Company made principal payments of $3.7 million and $2.5 million on Term Loans A and B respectively.

  On September 20, 2000, the Company and Heller executed an amendment to the Heller Agreement, and the Company paid $6.0 million of the Heller obligation with proceeds from the LHT loan. The amendment extended certain covenant provisions of prior amendments to November 3, 2000, and also established a prepayment fee of $300,000. In consideration of the extension provided by this amendment, Heller charged the Company additional fees. The company recorded an extraordinary loss of $793,000 during 2000 in order to extinguish the Heller debt.

  Current Senior Loan Facility. The Heller facility was terminated and paid in full on October 31, 2000, upon the closing of a new senior Loan Facility with Landesbank Hessen-Thuringen Girozentrale ("Helaba"), as mandated arranger and agent, and Kreditan-stalt fur Wiederaufbrau ("KfW"), as co-arranger. The $65 million Loan Facility is comprised of two five-year term notes, with funding of $45 million to Hawker Pacific Aerospace, and 14 million British pounds to Hawker Pacific Aerospace, Ltd., the Company's United Kingdom subsidiary. After paying all Heller obligations, and closing fees and other costs, the Company had $3.2 million remaining to be applied to general working capital.

  The US and UK notes of the Loan Facility carry interest rates set quarterly at the respective LIBOR rate for each country, plus 2.70 basis points. The weighted average interest rate for both notes at December 31, 2000, was approximately 9.3%. No principal payments are required during the first year of the Loan Facility, and only $10 million of principal payments are required on the US term note during years two through five. Financial covenants for the Loan Facility do not commence until one year after the closing date, and are based solely on the performance of the US company.

  Subordinated Debt Facility. On September 20, 2000, LHT provided the Company a $9.3 million note to assist the Company in meeting its obligations to Heller, retire the Unique debt and related fees, pay certain transaction-related costs, and to enhance the Company's general working capital. The three-year note was subordinated to both the Heller and Helaba senior facilities. The note accrued interest at the greater of 10% or the US LIBOR rate plus 5%, provided that such amount did not exceed 11% or the maximum amount allowable by law. Accrued interest was payable every six months commencing in September 2001. The interest rate in effect during the term of the loan was 11%. Principal was payable in three payments of 25%, 25% and 50% at the end of years one, two and three, respectively.

  In consideration of the favorable interest rate and terms of the note, the Company also issued LHT warrants to purchase up to 2,500,000 shares of common stock. For additional detail on the warrants, please refer to Note 7, Related Party Transactions. For additional detail on the debt facility, please refer to
Note 7 and Note 14, Subsequent Events.

  The Company's long-term notes payable balance consists of the following.

                                                                             December 31,
                                                                       ----------------------------
                                                                          2000            1999
                                                                       ----------------------------

Note payable to a financial institution, secured by all the
Company's assets, interest accrues and is payable quarterly at
LIBOR plus 2.7% per annum. 5-year term note, with
$10,000,000 of principal payable in years 2 through 5,
and the balance payable on October 30, 2005.                           $65,909,000            --

Note payable to a related party, interest accrues monthly
at the lesser of 11%, or the greater of  5% plus LIBOR or 10%
per annum, interest payments due semi-annually, beginning in
September 2001.  Interest rate at December 31, 2000 was 11%;
subordinated to the note payable above, maturing at the
end of the third year, with the first principal payment of 25%
due after one year.                                                      9,300,000            --

Note payable to a financial institution, payable in 19
quarterly installments of $153,000, and a final payment
of $1,375,000 plus interest at prime rate, secured by the
fixed assets of the Company, maturing December 31, 2003.
The interest rate in effect at December 31, 1999 and 2000,
was 11.0 %. Retired October 30, 2000.                                           --    $3,669,000

Note payable to a financial institution, payable in
quarterly installments of $350,000, plus interest at
prime rate maturing December 31, 2003.  The
interest rate in effect at December 31, 1999 and 2000,
was 11.0 %. Retired October 30, 2000.                                           --     2,500,000

Note payable to related party, interest accrues
monthly at the greater of prime plus 4% or 11.8% per
annum, interest payments due monthly, subordinated
to the line of credit and term loans, maturing on the earlier of the date such balance can be repaid per the loan
agreement or June 30, 2005. Retired September 20, 2000.                          --    2,500,000

Note payable to a financial institution, payable in quarterly installments of $4,700 per quarter, including interest, maturing
in 2006.                                                                     56,000       71,000
                                                                       ------------   ----------
Total amounts owed under notes payable                                   75,265,000    8,740,000

Less discount on note payable to related party                           (2,796,000)          --
Less current portion                                                     (2,334,000)    (623,000)
                                                                       ------------   ----------
Total long-term notes payable                                           $70,135,000   $8,117,000
                                                                       ============   ==========

Maturity of notes payable as of December 31, 2000, is summarized as follows.

                           2001       $ 2,334,000
                           2002         3,834,000
                           2003         7,409,000
                           2004         3,009,000
                           2005        58,668,000
                           2006            11,000
                                      -----------
                                      $75,265,000
                                      ===========

     6. COMMITMENTS AND CONTINGENCIES

     Operating Leases

       The Company leases its facilities, certain office equipment and a vehicle under operating lease agreements, which expire through June 2024, and which contain certain escalation clauses based on various inflation indexes. Future minimum rental payments as of December 31, 2000, are summarized as follows.

                       2001                   $ 3,174,000
                       2002                     3,091,000
                       2003                     3,035,000
                       2004                     2,900,000
                       2005 and thereafter     40,493,000
                                              -----------
                                              $52,693,000
                                              ===========

       In April 1999, the Company entered into a 25-year operating lease for a 140,000 square foot facility in Hayes, outside of London, UK.

       The Company incurred rent expense of approximately $3,266,000, $3,204,000, and $2,898,000 for the years ended December 31, 2000, 1999 and
     1998, respectively.

     Employment Agreements

       The Company is obligated under certain management employment contracts through October 31, 2001. Future minimum salary expense related to these contracts is $1,158,000.

     Environmental Remediation

       There are various environmental remediation actions that have involved the area surrounding the Company's Sun Valley facility. The Company has been fully indemnified by its former parent company, BTR plc, for certain asserted claims against the Company.

     Litigation

       The Company is from time to time involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of its business. The Company is not, however, currently involved in any litigation, or subject to any claim which has not been provided for, which would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     7.  RELATED PARTY TRANSACTIONS

     On September 20, 2000, LHT entered into a Loan Agreement with the Company, and provided the Company subordinated debt of $9,300,000, at an interest rate of up to 11% per annum, for a term of three years (see also Note 5, Line of Credit and Notes Payable). In consideration of the favorable terms of this Loan Agreement, LHT also received warrants, exercisable for one year, to purchase up to 2,500,000 shares of common stock for $4.25 per share. The exercise of these warrants is subject to shareholder approval at the next Annual Meeting of Shareholders. The Company and LHT also entered into a Voting and Indemnity Agreement in which LHT agreed to vote its shares in favor of the warrants and the Company agreed to indemnify LHT for any losses associated with it so voting.

     On September 20, 2000, LHT entered into a Shareholders Rights and Voting Agreement with the Company and certain officers (the "Shareholders") under which LHT acquired: (i) the voting rights with respect to 196,342 common shares and 129,786 options to acquire common stock held by the Shareholders; (ii) the right to increase the number of directors of the Company from seven to nine; (iii) a right of first refusal prior to any sale of common stock by the Shareholders; and (iv) the agreement of the Shareholders to vote their shares in favor of the warrants issued to LHT. In connection with the transactions above, the Company incurred expenses of $1,883,000 in 2000, which are included in the Consolidated Statement of Operations under miscellaneous expenses.

       The proceeds of $9,300,000 received from the subordinated debt and the issuance of the warrants were allocated based on their fair relative values. The fair value of the warrants was estimated as of the date of the agreement using the Black-Scholes pricing model with the following assumptions.

         Risk-free interest rate           5.47%
         Dividend yield                       0%
         Expected stock price volatility   75.0%
         Expected warrant life            1 year


       Based on these assumptions, the value of the warrants was determined to be $3,110,000, which was recorded as an increase to shareholders' equity and a discount to the related party note payable.

       In December 2000, LHT voluntarily converted all of its Series C preferred stock and accrued dividends into 1,164,386 shares of common stock (see
     Note 10, Redeemable Preferred Stock).

       In the ordinary course of business, the Company enters into subcontracting transactions with LHT to provide overhaul services. During 2000, the company generated revenue of $465,000 from LHT, and received cash payments totaling $175,000.

       In the ordinary course of business, the Company pays sales commissions to a company which is also a shareholder of the Company. For the years ended December 31, 1998, 1999, and 2000, the Company paid $408,000, $439,000, and $198,000, respectively, in commissions and reimbursed expenses to this related party.

       As described in Note 5, at December 31, 1999, the Company had a $2,500,000 note payable to Unique Investment Corporation ("Unique"), an entity controlled by certain shareholders and directors of the Company at that time (the "Unique Shareholders"). This note and accrued interest was repaid in full on October 31, 2000. Interest expense on this note for the years ended December 31, 1998, 1999, and 2000, amounted to $601,000, $295,000 and $311,228, respectively.

       In September 1997, the Company and Unique entered into a management services agreement (the "Management Services Agreement") pursuant to which, upon the consummation of the public offering for the Company, Unique became entitled to receive $150,000 per year, payable monthly, for certain management services rendered to the Company. No management fees were paid to Unique during 1998. During 1999 and 2000, $150,000 and $131,250 were incurred for Unique for management services rendered. The Management Services Agreement terminated upon the sale by the Unique Shareholders of 2,336,495 common shares to LHT on September 20, 2000, at which time the Company paid a $150,000 termination fee to Unique.


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

       In November 1997, the Board of Directors of the Company granted six-year options to purchase 259,572 shares of common stock under the 1997 Plan. The options generally are subject to vesting and become exercisable at a rate of 5% per quarter from the date of grant, subject to the optionee's continuing employment with the Company. Certain options became fully vested and exercisable upon the change in control on September 20, 2000.

       In addition, in November 1997, the Board of Directors granted five-year management stock options to purchase an aggregate of 115,365 shares of common stock. All of these options are vested and are exercisable at the initial public offering price per share.

       The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The following information is presented in accordance with the provisions of that Statement.

       Had the Company elected to recognize compensation cost based on the fair value of options granted as prescribed by SFAS 123, net income and earnings per share would have been reported as the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998.


                                                       2000          1999          1998
                                                   ------------   -----------   -----------
          Reported loss to common shareholders     ($20,747,000)  ($2,533,000)  ($2,198,000)
          Pro forma loss to common shareholders    ($21,496,000)  ($3,079,000)  ($2,695,000)
          Reported diluted loss per share                ($3.49)       ($0.44)       ($0.39)
          Pro forma diluted loss per share               ($3.62)       ($0.53)       ($0.48)

       The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for each of the years ended December 31, 2000, 1999, and 1998.


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

       For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 2000 is not considered representative of the pro forma effect on net income in future years because it does not take into account future grants, or the timing of the grants of prior options. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

     A summary of the Company's outstanding options, and changes therein, for the years ended December 31, 1998, 1999 and 2000, is presented below.

                                                                                  Shares           Weighted
                                                                                   Under            Average
                                                                                  Option        Exercise Price
                                                                                 -------------  ---------------
         1998
         ----
          Options granted in connection with IPO                                      374,937         $   8.00
          Options granted                                                             406,892             4.48
          Options cancelled                                                          (168,722)           (8.00)
          Options exercised                                                                --               --
                                                                                      -------
          Options outstanding at end of year                                          613,107             5.66
                                                                                  ============
          Options exercisable at end of year                                          165,836
          Weighted average fair value of options
                 granted during the year                                                                $  2.61
-----------------------------------------------------------------------------------------------------------------------

         1999
         ----
          Options outstanding at beginning of year                                    613,107         $   5.66
          Options granted                                                              30,000             3.06
          Options cancelled                                                           (60,167)           (6.00)
          Options exercised                                                                --               --
                                                                                      -------
          Options outstanding at end of year                                          582,940             5.49
                                                                                  ===========
          Options exercisable at end of year                                          251,451             5.19
          Weighted average fair value of options
                 granted during  the year                                                              $  1.96
-----------------------------------------------------------------------------------------------------------------------

         2000
         ----
          Options outstanding at beginning of year                                    582,940         $   5.49
          Options granted                                                              30,000             5.14
          Options cancelled                                                           (51,402)           (4.81)
          Options exercised                                                            (7,400)           (3.56)
                                                                                  -----------
          Options outstanding at end of year                                          554,138             5.56
                                                                                  ===========
          Options exercisable at end of year                                          458,879             5.76
          Weighted average fair value of options
                 granted during the year                                                               $  3.47
-----------------------------------------------------------------------------------------------------------------------

   The following table provides data on stock options outstanding and exercisable at December 31, 2000.


                                  Options Outstanding                                                  Options Exercisable
---------------------------------------------------------------------------------------------   -----------------------------------
                                                      Weighted-Average                                            Weighted
          Range of                                    Remaining              Weighted Average                      Average
     Exercise Prices               Outstanding        Contractual Life       Exercise Price       Exercisable    Exercise Price
---------------------------------  -----------------  ---------------------  ----------------    -------------   -------------------
     $2.13-2.99                      20,000                8.5                 $ 2.22                20,000         $2.22
     $3.00-6.99                     288,107                7.8                 $ 3.77               202,756         $3.62
     $7.00-7.99                      43,261                7.7                 $ 7.00                43,261         $7.00
     $8.00-8.99                     187,909                6.9                 $ 8.00               182,955         $8.00
     $9.00-9.88                      14,861                7.2                 $ 9.88                 9,907         $9.88
                                    -------                                                       ---------
                                    554,138                7.6                 $ 5.56               458,879         $5.76
                                    =======                                                       =========

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

         Effective January 1, 1999, the Company adopted a defined benefit pension plan (the "UK Plan") to provide retirement benefits to its employees. This contributory plan covers substantially all employees of the Company who have completed a minimum of six month's service. Pursuant to plan provisions, normal retirement benefits are equal to the participant's credited eligible service, times either 1.67% or 1.79% (depending on benefit scale) of the participant's retiring pay. Retiring pay is based on basic pay less a deductible (in most cases, 15% of basic pay). The plan also provides for early retirement and certain death and disability benefits. Participants pay contributions equal to either 5.25% or 7.25% (depending on benefit scale) of their basic pay (net of the deductible) with the Company paying the balance of the cost. The Company's funding policy for the plan is to contribute amounts sufficient to meet the minimum funding requirements of the UK Pensions Act 1995, plus such additional amounts as the Company may determine to be appropriate so as to spread the cost of providing benefits over participants' working lives with the Company.

         The net pension cost for the 1997 Plan and the UK Plan, for the years ended December 31, 2000 and 1999, include the following components.

                                                                   Pension Benefits
                                                            ------------------------------
                                                               2000               1999
                                                            -----------        -----------
   Change in benefit obligation
      Benefit obligation at beginning of year               $10,242,000        $ 8,681,000
      Service cost                                              901,000            754,000
      Interest cost                                             608,000            525,000
      Plan participants contributions                           302,000            320,000
      Actuarial (gains) losses                                 (824,000)           177,000
      Prior service costs                                            --                 --
      Benefits paid                                            (128,000)           (19,000)
      Exchange rate changes                                    (641,000)          (196,000)
                                                            -----------        -----------
      Benefit obligation at end of year                     $10,460,000        $10,242,000
                                                            -----------        -----------

   Change in plan assets
      Fair value of plan assets at beginning of year        $10,056,000        $ 7,735,000
      Actual return on plan assets                               69,000          1,605,000
      Company contributions                                     690,000            611,000
      Plan participants contributions                           302,000            320,000
      Benefits paid                                            (128,000)           (19,000)
      Exchange rate changes                                    (699,000)          (196,000)
                                                            -----------        -----------
      Fair value of plan assets at end of year              $10,290,000        $10,056,000
                                                            -----------        -----------

  Funded status of the plan (underfunded)                      (170,000)          (186,000)
  Unrecognized net actuarial losses                            (672,000)          (655,000)
  Unamortized prior service cost                                643,000            677,000
                                                            -----------        -----------
  Accrued benefit cost                                      ($  199,000)        ($ 164,000)
                                                            ===========        ===========

       The following table provides weighted average percentages of the rate assumptions used in the determination of the net pension cost for the US and UK defined benefit pension plans for the years ended December 31, 2000 and 1999.

                                                                             2000       1999
                                                                          ---------   ---------
        Discount rate                                                         6.2%        5.8%
        Rate of increase in compensation levels                               3.4%        3.4%
        Expected long-term rate of return on assets                           7.9%        7.9%

The components of net periodic benefit costs for the years ended December 31, 2000 and 1999 are as follows.

                                                                             2000        1999
                                                                           ---------   ---------
        Service cost                                                      $ 901,000   $ 754,000
        Interest cost                                                       608,000     525,000
        Expected return on plan assets                                     (747,000)   (625,000)
        Amortization of prior service cost                                   34,000      34,000
        Amortization of losses                                                2,000       1,000
                                                                          ---------   ---------
        Net periodic benefit costs                                        $ 798,000   $ 689,000
                                                                          =========   =========

       Effective January 1, 1997, the Company also adopted a defined contribution 401(k) retirement savings plan which covers substantially all employees of the Company. Plan participants are allowed to contribute up to 15% of their base annual compensation and are entitled to receive a company match equal to 50% of the participant's contribution up to a maximum of 6% of the participant's annual base compensation. Participant contributions to the plan are fully vested immediately, while matching contributions from the Company are subject to a five-year vesting period. All contributions to the plan are held in a separate trust account. During the years ended December 31, 2000, 1999, and 1998, the Company's matching contribution amounted to $231,000, $168,000, and $137,000, respectively. This amount was expensed during the period and is included in the Consolidated Statement of Operations.

       Employees associated with the BA Acquisition continued to participate in the BA pension plan through January 31, 1999. The Company incurred $286,000 and $436,000 of expense related to contributions to this plan for the years ended December 31, 1999 and 1998, respectively. The Company had no further obligation to the BA plan as of January 31, 1999.

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

       In connection with the issuance of Series C, the Company also issued a warrant to the preferred stock holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286,000.

       The Series C holder had a mandatory right of redemption under certain circumstances. The redemption feature called for the preferred stock to be redeemed for 125% of the stated value ($3,750,000) and as such the preferred stock was accreted to $3,750,000 over a 180-day period from December 1999 until June 2000. The issue also provided for a multiple-step beneficial conversion feature, which was valued for financial statement purposes at $750,000. The resulting discount on the Series C was amortized over a 180-day period from December 1999 until June 2000, and was charged to accumulated deficit, similar to a preferred dividend, as an increase to the loss to common shareholders.

       On September 20, 2000, LHT purchased all 300 shares of Series C preferred stock from the preferred holder in a private transaction. On December 22 and 29, 2000, at LHT's election, these shares and a portion of the issue's accrued dividends were converted into 1,164,386 shares of common stock at a discounted price, as determined by the December 1999 stock purchase agreement. In accordance with the terms of the stock purchase agreement, all accrued dividends could not be paid at the time of conversion. The Company will seek approval at the next Annual Meeting of Shareholders to issue to LHT 35,582 common shares as final payment for the remaining accrued dividends, otherwise the dividend will be paid in cash.

       The accumulated accretion related to the redemption premium of $750,000 was reclassified from accumulated deficit to common stock at the time of conversion. The amount of accretion related to the beneficial conversion feature, conversion discount, associated warrants, and costs of issuance which are included in the calculation of the loss per share to common shareholders for the years ended December 31, 2000 and 1999, was $1,210,000 and $273,000, respectively.

     11.  SHAREHOLDERS' EQUITY (DEFICIT)


       The following table summarizes the Company's common stock issued and available at December 31, 2000:

                                                             Common
                                                          Shares Issued
         Description of Instrument                         or Reserved
         -------------------------                        -------------
         Common stock outstanding                             7,022,265
         Series C convertible preferred stock dividend           35,582
         Management options                                     111,265
         Employee Incentive Stock Option Plan                   442,873
         Common stock warrants                                  347,716
                                                             ----------
         Total common stock issued or reserved                7,959,701
                                                             ==========
         Total common stock available                        12,040,299
                                                             ==========


12.  SEGMENT INFORMATION

       On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments and their enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.


                                                          United States   United Kingdom   Consolidated
                                                          --------------  ---------------  -------------
     2000
     ----
     Total assets                                           $51,975,000     $ 46,024,000   $ 97,999,000
     Total long-lived assets, net                            17,575,000       30,473,000     48,048,000
     Revenue by location of operations                       58,854,000       18,205,000     77,059,000
     Loss before income tax benefit                          (2,646,000)     (11,746,000)   (14,392,000)

     1999
     ----
     Total assets                                           $50,113,000     $ 53,050,000   $103,163,000
     Total long-lived assets, net                            19,669,000       31,766,000     51,435,000
     Revenue by location of operations                       54,977,000       27,341,000     82,318,000
     Income (loss) before income tax expense (benefit)        1,553,000       (4,881,000)    (3,328,000)

     1998
     ----
     Total assets                                           $46,202,000     $ 41,035,000   $ 87,237,000
     Total long-lived assets, net                            17,097,000       30,078,000     47,175,000
     Revenue by location of operations                       49,232,000       15,919,000     65,151,000
     Loss before income tax benefit                            (382,000)      (2,618,000)    (3,000,000)

       The Company generated revenue from customers located outside of the United States of $26,660,000, $37,329,000 and, $24,693,000, of which
     $10,802,000, $9,988,000 and $8,312,000 were revenues generated from the
     Company's United States location for the years ended December 31, 1998, 1999 and 2000, respectively.

13.  SELECTED QUARTERLY DATA (Unaudited)

The following table provides selected quarterly financial data for the last two fiscal years (US$ thousands, except per share amounts).

                                                                Year ended December 31, 2000
                                                     --------------------------------------------------
                                                      First     Second     Third     Fourth     Total
                                                     Quarter   Quarter    Quarter   Quarter   For Year
                                                     --------  --------  ---------  --------  ---------
Revenue                                              $21,488   $20,299   $ 18,533   $16,739   $ 77,059
Gross margin (A), (B), (C)                             4,066     3,404      1,004    (1,119)     7,355
Loss before extraordinary item (D)                      (351)     (679)   (11,076)   (6,388)   (18,494)
Net loss                                                (351)     (679)   (11,076)   (7,181)   (19,287)
Loss to common shareholders                           (1,552)   (1,570)   (11,136)   (6,489)   (20,747)
Loss per common share before
 extraordinary item: basic and diluted                 (0.27)    (0.27)     (1.90)    (0.92)     (3.36)
Loss per common share: basic and diluted              ($0.27)   ($0.27)    ($1.90)   ($1.05)    ($3.49)
-------------------------------------------------------------------------------------------------------
                                                              Year ended December 31, 1999
                                                     --------------------------------------------------
                                                      First     Second     Third     Fourth     Total
                                                     Quarter   Quarter    Quarter   Quarter   For Year
                                                     --------  --------  ---------  --------  ---------
Revenue                                              $16,195   $17,395   $ 23,472   $25,256   $ 82,318
Gross margin (E), (F)                                  3,399      (704)     4,964     5,462     13,121
Income (loss) before extraordinary item                   40    (2,982)       518       164     (2,260)
Net income (loss)                                         40    (2,982)       518       164     (2,260)
Income (loss) to common shareholders                      40    (2,982)       518      (109)    (2,533)
Income (loss) per common share before
 extraordinary item: basic and diluted                  0.01     (0.51)      0.09     (0.03)     (0.44)
Income (loss) per common share: basic and diluted    $  0.01    ($0.51)  $   0.09    ($0.03)    ($0.44)
-------------------------------------------------------------------------------------------------------

(A) During 2000 the Company recorded provisions for anticipated losses on certain of the UK customer contracts in the amount of $711,000, or $0.12 per share, in the third quarter, and $1,485,000, or $0.24 per share, in the fourth quarter.
(B) During 2000 the Company recorded write downs of certain landing gear exchange assets in the third quarter of $200,000, or $0.03 per share, and the fourth quarter of $630,000, or $0.10 per share.
(C) During 2000 the Company recorded various expenses related to the change of control, primarily charged in the third quarter of $1,809,000, or $0.31 per share.
(D) During 2000 the Company recorded expenses related to a tax valuation allowance adjustment in the third quarter of $5,976,000, or $1.02 per share, and the fourth quarter of $3,847,000 or $0.62 per share.
(E) During 1999 the Company recorded costs associated with the relocation of the UK facility in the fourth quarter of $1,299,000 ($882,000 after tax, or $0.15 per share)
(F) During 1999 the Company recorded an inventory adjustment of $826,000 in the second quarter ($561,000 after tax, or $0.10 per share).

     See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

     14.  SUBSEQUENT EVENTS

       On February 6, 2001, the Company and LHT entered into an agreement to convert from debt to common equity approximately $9.8 million of principal and accrued interest owed under the LHT note payable. See Notes 5 and 7 for additional detail regarding this note.

       The conversion rate of $3.125 per common share was set equal to the then-current market price, and was determined by the average of the closing bid prices on the five trading days immediately preceding the date of the agreement. The note was subsequently cancelled on March 16, 2001, upon the issuance to LHT of 3,136,952 shares of common stock. Upon cancellation of the note, shareholders' equity increased by $7,203,000 (representing the note carrying value of $6,700,000 plus accrued interest of $503,000).

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              Accounts Receivable Allowance for Doubtful Accounts

                                     Balance at  Charged to  Charged to                 Balance at
                                     Beginning   Costs and      Other                   the End of
Description                          of Period    Expenses    Accounts  Deductions (a)    Period
-----------                          ----------  ----------   --------  --------------  ----------
     Year ended December 31, 1998      $147,000    $158,000    $28,000       ($32,000)  $  301,000
     Year ended December 31, 1999       301,000      50,000         --        (27,000)     324,000
     Year ended December 31, 2000       324,000     983,000         --       (269,000)   1,038,000

     (a) Represents amounts written-off against the allowance for doubtful accounts.

--------------------------------------------------------------------------------
                  Reserve for Excess and Slow-moving Inventory

                                    Balance at   Charged to   Charged to                 Balance at
                                     Beginning   Costs and      Other                     the End of
Description                          of Period    Expenses     Accounts   Deductions (a)    Period
-----------                          ----------  ----------   ----------  --------------  ----------
     Year ended December 31, 1998    $1,015,000  $ 750,000        $  --            --    $1,765,000
     Year ended December 31, 1999     1,765,000   (337,000)          --            --     1,428,000
     Year ended December 31, 2000     1,428,000    320,000           --        (45,000)   1,703,000

     (a) Represents amounts written-off against the excess and slow-moving inventory reserve.
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 16, 2001               HAWKER PACIFIC AEROSPACE

                                         By    /s/ Philip M. Panzera
                                         -------------------------------
                                         Philip M. Panzera
                                         Executive Vice President
                                         (Principal Financial and Accounting
                                         Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Wolfgang Mayrhuber        Chairman of the Board       March 16, 2001
----------------------------------
         Wolfgang Mayrhuber

      /s/ David L. Lokken           President, Chief Executive  March 16, 2001
----------------------------------
         David L. Lokken            Officer and Director

     /s/ Mellon C. Baird            Director                    March 16, 2001
----------------------------------
       Mellon C. Baird

       /s/ Gerald Gallus            Director                    March 16, 2001
----------------------------------
       Dr. Gerald Gallus

    /s/ Laurans A. Mendelson        Director                    March 16, 2001
----------------------------------
       Laurans A. Mendelson

     /s/ Joel F. McIntyre           Director                    March 16, 2001
----------------------------------
       Joel F. McIntyre

      /s/ James C. Stoecker         Director                    March 16, 2001
----------------------------------
       James C. Stoecker