Form 10-K405/A
period 2000-12-31
HAWKER PACIFIC AEROSPACE
filed 2001-04-02
CIK 1049625

===============================================================================

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

===============================================================================

                               AMENDMENT CHANGES

This Amendment No. 1 was filed to include certain additional exhibits, and to make some minor language and clerical changes. No changes to the Company's operating and financial results, or forward looking statements, are included in this amendment. No changes have been made to the Consolidated Financial
Statements, or the audited Notes to those statements. The remainder of the Form
10-K has been reprinted in its entirety.

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

       Lufthansa Technik AG ("LHT") has a controlling interest in Hawker Pacific Aerospace. LHT, the Company's majority shareholder, is a wholly-owned subsidiary of Deutsche Lufthansa, one of the largest airlines in Europe. LHT is the technical and maintenance arm of Lufthansa, but also generates about half of its almost $2 billion in annual revenue by offering repair and overhaul services to the rest of the aviation industry. LHT is, in fact, a leading provider of outsourced aviation maintenance worldwide.

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

     Recent Developments

       On September 20, 2000, Lufthansa Technik AG ("LHT") acquired a controlling interest in the Company upon executing the following series of transactions with the Company and certain of its shareholders. For additional detail on these transactions, see also Note 7 to the Consolidated Financial Statements.

       LHT acquired its controlling interest in a private transaction by purchasing 40% of the Company's common stock from certain shareholders affiliated with Unique Investment Corporation. Three directors nominated by LHT were appointed to the Company's Board on September 20, 2000, to fill vacancies created by the resignations of the directors affiliated with Unique. LHT also purchased all outstanding shares of the Company's Series C convertible preferred stock from the private investor group that provided such funding to the Company in December 1999. These preferred shares and a portion of the accrued dividends were converted into common shares in December 2000. LHT is entitled to additional accrued dividends of approximately $96,000.

       LHT also entered into a Shareholders Rights and Voting Agreement with the Company and certain of its officers under which LHT acquired certain voting and corporate rights. In addition, LHT provided the Company $9.3 million of subordinated debt, in exchange for which it received warrants to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $4.25 per share. The exercise of these warrants is subject to approval by the shareholders of the Company at the next Annual Meeting of Shareholders. On March 16, 2001, the principal and accrued interest on this debt was converted into 3,136,952 common shares pursuant to the terms of the debt exchange agreement entered into with LHT, dated February 6, 2001. This debt exchange agreement contains certain covenants, substantially similar to those in the subordinated debt agreement, and which continue beyond the debt conversion closing. The conversion price for this transaction of $3.125 per share was set equal to the market price of the Company's common stock at the time of the conversion agreement. As a result of these transactions, LHT now owns or controls approximately 67% of the outstanding common stock of the Company.

       For additional detail regarding these transactions, and other related agreements and transactions, please see Part III of this Form 10-K, which information is incorporated by reference.

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

       Material Customers. Customers which have accounted for more than 10% of sales during the last three years are: (i) in 2000, Federal Express (18.8%), American Airlines (14.9%), and British Airways (13.0%), (ii) in 1999, British Airways (19.2%) and Federal Express (13.8%); and (iii) in 1998, British Airways (22.3%) and Federal Express (17.5%).

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

       The Company's new relationship with LHT is expected to strengthen the Company's sales and marketing efforts. Currently, LHT and the Company are collectively developing a joint marketing strategy for Hawker's landing gear facilities in London and Los Angeles, and LHT's facility in Hamburg. We expect to enter into a definitive agreement with LHT regarding this joint marketing strategy during the second quarter of 2001, but the Company can not provide any assurances that this agreement will be consummated.

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

     The Company has received a written determination from the Nasdaq Listing Qualifications Panel. The Panel concluded that the Company presented a definitive plan to regain compliance with the $4 million net tangible assets requirement. Nasdaq has therefore determined to continue the Company's listing, pursuant to the following exception. Prior to March 31, 2001, the Company must issue its Annual Report on Form 10-K with a pro forma balance sheet reflecting the increase in net tangible assets after the LHT debt conversion. For this pro forma balance sheet only, Nasdaq has required that the Company report at least $5.5 million of net tangible assets. In addition, prior to May 15, 2001, the Company must file its first quarter Form 10-Q, evidencing continued compliance with the standard $4 million net tangible assets requirement. On March 6, 2001, in compliance with Panel Requirements, the Company mailed a notice to all of its shareholders informing them about the LHT debt conversion, and our status with regard to our NASDAQ listing.

     The Nasdaq Panel decision may be reviewed by the Nasdaq Listing and Hearing Review Council. The Nasdaq Panel has also reserved the right to modify, extend or terminate the exception upon review of the 10-K and 10-Q filings, or upon any material change in the Company's financial or operational character during the exception period.

     The Company has complied with the first part of the exception, in that this Form 10-K has been filed by March 31, 2001, and includes, at Exhibit 99.1, a pro forma balance sheet evidencing $6.2 million of net tangible assets.

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

     In 2000 the Company recorded several large charges which adversely affected the year. These expenses, which aggregate to $19,258,000, included: deferred tax asset valuation allowances of $9,823,000; a provision for anticipated losses on certain UK contracts of $2,196,000; additional fees, costs and incremental default interest of $2,060,000 from the Company's former senior lender; miscellaneous expense for change of control costs of $1,883,000; several unusually high credit memos and increased bad debt and warranty expenses in the UK operation of $1,025,000; fixed asset write-downs of $830,000; the write-off of deferred loan fees of $793,000; and severance costs of approximately $648,000.

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

     Net Loss. The expenses described above aggregated to $7,592,000, as compared with the $7,181,000 net loss ($1.05 per common share) reported for the period. The net loss for the fourth quarter of 2000 increased by $7,345,000 from net income of $164,000 ($0.02 per common share) in the fourth quarter of 1999.

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

     Cost of Revenue and Gross Margin. While fourth quarter 1999 revenue increased by 43% from the fourth quarter of 1998, the comparable cost of revenue only increased by 15%. Gross margin accordingly increased from $335,000 in the fourth quarter of 1998 to $5,462,000 in the fourth quarter of 1999. Fourth quarter 1998 gross margin was adversely affected by restructuring expenses in the UK operation, and a $750,000 writedown of slow-moving inventory.

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

     Net Loss. The Company posted net income in the fourth quarter of 1999 of $164,000, as compared with a net loss of $3,622,000 ($3,022,000 before extraordinary items) in the comparable period of 1998. Net income (loss) to common shareholders was ($109,000) or ($0.02) per common share, after the reduction for preferred stock accretion. During the fourth quarter of 1999 the Company incurred unusual charges of $626,000 for loan violation costs, and $57,000 for settlement costs, which amounts reduced earnings per common share by $0.08.

Liquidity And Capital Resources

     Accounts receivable decreased during 2000 from $18.5 million to $15.0 million. This decrease is primarily attributable to a December 1999 billing for a $4.2 million B747 shipset sale. Inventories increased by $2.7 million during 2000 to support additional customer requirements.

     In October 2000 the line of credit with Heller Financial, Inc., was retired. This improved the Company's current ratio to approximately 1.9 at the end of 2000. The Heller facility was replaced by two five-year term notes totaling $65 million. These notes were obtained from two German banks (Landesbank Hessen-Thuringen Girozentrale, as mandated arranger and agent, and Kreditan-stalt fur Wiederauforau, as co-arranger) through the assistance of Lufthansa Technik AG ("LHT"). The two notes have favorable terms, including a current interest rate lower than the prime rate, no principal payments for one year, simple financial covenants based only on Sun Valley performance, and the requirement to repay only $10 million of principal before the end of the term.

     This new senior debt facility helped to improve the Company's cash position during 2000, and will further provide two material comparative differences in 2001: a reduction in interest expense, and the elimination of the default fees and costs charged by Heller during the last two years.

     In September 2000, the Company received $9.3 million of subordinated debt funding from LHT. These proceeds were used to retire the $2,500,000 note payable and certain fees due to a related party, pay a portion of the Heller obligation, cover certain costs related to the September 2000 transactions with LHT, and improve general working capital. The LHT note and its accrued interest were converted into common equity on March 16, 2001. For additional details on the debt conversion, see Note 14 to the Consolidated Financial Statements. This conversion has helped to reduce the Company's highly leveraged position, and is expected to save the Company over $1 million of interest expense annually.

     The new senior loan facility and the additional $9.3 million received from LHT under the subordinated debt agreement have strengthened the Company's cash position. The UK operation is expected to become cash-positive during 2001, and until such time the Company's cash position is expected to remain tight, but manageable, principally by controlling the timing of larger capital expenditures. The Company believes that cash provided from operations, along with the additional funding described above will continue to provide sufficient liquidity to meet the Company's cash requirements for the next twelve months.

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

                                    PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

                             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                             -------------------------------------------

       Page
       ----
       Report of Independent Auditors for the year ended December 31, 2000.....................     25

       Report of Independent Auditors for the years ended December 31, 1999 and
       December 31, 1998.......................................................................     26

       Consolidated Balance Sheets as of December 31, 2000 and 1999............................     27

       Consolidated Statements of Operations for the years ended December 31, 2000,
       December 31, 1999 and December 31, 1998.................................................     28

       Consolidated Statements of Changes in Shareholders' Equity(Deficit) for the years ended
       December 31, 2000, December 31, 1999 and December 31, 1998..............................     29

       Consolidated Statements of Cash Flows for the years ended December 31, 2000,
       December 31, 1999 and December 31, 1998.................................................     30
       Notes to Consolidated Financial Statements..............................................     32

          Note 1 - Summary of Significant Accounting Policies..................................     32
          Note 2 - Inventories.................................................................     36
          Note 3 - Fixed Assets................................................................     36
          Note 4 - Income Taxes................................................................     37
          Note 5 - Lines of Credit and Notes Payable...........................................     38
          Note 6 - Commitments and Contingencies...............................................     41
          Note 7 - Related Party Transactions..................................................     41
          Note 8 - Stock Option Plan...........................................................     42
          Note 9 - Employee Benefit Plans......................................................     45
          Note 10 - Redeemable Preferred Stock.................................................     46
          Note 11 - Shareholders' Equity (Deficit).............................................     47
          Note 12 - Segment Information........................................................     47
          Note 13 - Selected Quarterly Date (Unaudited)........................................     48
          Note 14 - Subsequent Event (Unaudited)...............................................     48

      Schedule II.  Valuation and qualifying accounts..........................................     49

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

  (c)  Exhibits

  2.1 Agreement relating to the Sale and Purchase of part of the Business of British Airways plc dated December 20, 1997 by and among the Company, Hawker Pacific Aerospace Limited and British Airways plc, and related Landing Gear Overhaul Services Agreement (1)+
  3.1     Amended and Restated Articles of Incorporation of the Company (1)
  3.2     Amended and Restated Bylaws of the Company (1)
  3.3 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (1)
  3.4 Certificate of Determination for 8% Series C Convertible Preferred Stock, as filed with the California Secretary of State on December 9, 1999 (10)
  4.1     Specimen Common Stock Certificate (1)
  4.2 Rights Agreement, Form 8-A12G, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (6)
  4.3 Amendment to Rights Agreement, Form 8-A12G/A, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (7)
  4.4 Copy of Warrant to purchase 50,000 shares issued to Brighton Capital, Ltd., dated December 10, 1999 (10)
  4.5 Copy of Warrant to purchase 125,000 shares issued to Deephaven Private Placement Trading Ltd., dated December 10, 1999 (10)
  4.6     Registration Statement on Form S-3, dated November 22, 1999 (15)
  4.7     Registration Statement on Form S-8, dated May 12, 2000 (16)
  4.8 Amendment to Rights Agreement, Form 8-A12G/A, dated August 15, 2000, between the Company and US Stock Transfer Corporation (17)
  10.1    1997 Stock Option Plan and forms of Stock Option Agreements (1)
  10.1A   Amendment No. 1 to 1997 Stock Option Plan (1)
  10.2 Employment Agreement dated November 1, 1996 between the Company and David L. Lokken (1)
  10.2A   First Amendment to Employment Agreement for David L. Lokken (1)
  10.4 Employment Agreement dated November 1, 1996 between the Company and Brian S. Carr (1)
  10.4A   First Amendment to Employment Agreement for Brian S. Carr (1)
  10.5 Employment Agreement dated November 1, 1996 between the Company and Michael A. Riley (1)
  10.5A   First Amendment to Employment Agreement for Michael A. Riley (1)
  10.6 Form of Indemnity Agreement for directors and executive officers of the Company (1)
  10.9 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Aviation Division (1)+
  10.10 Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Precision Rubber (1)
  10.11 Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Equipment Division (1)+
  10.12   Repair Services Agreement dated September 9, 1997 between the
          Company and American Airlines, Inc (1)+
  10.13   Award/Contract dated September 20, 1995 issued by USCG Aircraft
          Repair and Supply Center to the Company (1)+
  10.14 Maintenance Services Agreement dated August 19, 1994 between the Company and Federal Express Corporation (1)+
  10.15 Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp (1)
  10.15A First Amendment to Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp. (2)
  10.16 Management Services Agreement dated November 14, 1997 between the Company and Unique Investment Corp. (1)
  10.17 Mergers and Acquisitions Agreement dated September 2, 1997 between the Company and Unique Investment Corp. (1)
  10.17A Form of First Amendment to Mergers and Acquisitions Agreement between the Company and Unique Investment Corp. (1)

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

  10.46A Amendments to Management Incentive Program Agreements, dated August 15, 2000
  10.46B  Payment Deferment Agreements, dated August 15, 2000
  10.47 Loan Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.48 Voting and Indemnity Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.49 Shareholders Rights and Voting Agreement, dated September 20, 2000, between Hawker Pacific Aerospace, The Shareholders Listed and Lufthansa Technik AG (13)
  10.50 Promissory Note, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.51 Warrant issued by Hawker Pacific Aerospace to Lufthansa Technik AG, dated September 20, 2000 (13)
  10.52 Registration Rights Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
  10.53 Credit Agreement between Hawker Pacific Aerospace, Landesbank Hessen-Thuringen Girozentrale and
          Kreditanstalt fur Wiederaufbrau, dated October 30, 2000  (14)
  10.54 Facility Agreement between Hawker Pacific Aerospace Ltd., Landesbank Hessen-Thuringen Girozentrale and Kreditanstalt fur Wiederaufbrau, dated October 30, 2000 (14)
  10.56 Final Letter Agreement between Hawker Pacific Aerospace and Lufthansa Technik AG re Exchange of Promissory Note, dated February 6, 2001
  21.1    Subsidiaries of Registrant
  23.1    Consent of Deloitte & Touche LLP, dated March 30, 2001
  23.3    Consent of Ernst & Young LLP, dated March 28, 2001
  99.1 Unaudited Pro Forma Condensed Consolidated Balance Sheet as of January 31, 2001
_______________________________

  + Portions of exhibits deleted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidentiality
 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40295), and incorporated herein by reference
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference
 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference
 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference
 (6) Previously filed with the U.S. Securities and Exchange Commission on March 23, 1999, and incorporated herein by reference
 (7) Previously filed with the U.S. Securities and Exchange Commission on April 7, 1999, and incorporated herein by reference
 (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference
 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference
 (10) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-93391), and incorporated herein by reference
 (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference
 (12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference
 (13) Previously filed as an exhibit to the Company's Report on Form 8-K, dated September 20, 2000
 (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference
 (15) Previously filed as Amendment No. 5 to Registration Statement No. 333-93391 on Form S-3, and incorporated herein by reference
 (16) Previously filed as Registration Statement No. 333-91415 on Form S-8, and incorporated herein by reference
 (17) Contemporaneously filed as Amendment No. 2 to Form 8-A12G, and incorporated herein by reference.

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



     Deloitte & Touche LLP
     Los Angeles, California
     March 2, 2001, except for Note 14
     as to which the date is March 16, 2001

          Report of Independent Auditors - Fiscal Years 1999 and 1998



     The Board of Directors
     Hawker Pacific Aerospace

     We have audited the accompanying consolidated balance sheet of Hawker Pacific Aerospace as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In December 2000, LHT converted all of its Series C preferred stock and a portion of the associated accrued dividends into common shares (see also Note
10). On March 16, 2001, LHT converted all subordinated debt and accrued interest owed to it by the Company, approximately $9.8 million, into common shares (see also Note 14). LHT currently owns or controls approximately 67% of the Company's outstanding common shares.

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

  Subordinated Debt Facility. On September 20, 2000, LHT provided the Company a $9.3 million note to assist the Company in meeting its obligations to Heller, retire the Unique debt and related fees, pay certain costs related to the September 20, 2000, transactions with LHT, and to enhance the Company's general working capital. The three-year note was subordinated to both the Heller and Helaba senior facilities. The note accrued interest at the greater of 10% or the US LIBOR rate plus 5%, provided that such amount did not exceed 11% or the maximum amount allowable by law. Accrued interest was payable every six months commencing in September 2001. The interest rate in effect during the term of the loan was 11%. Principal was payable in three payments of 25%, 25% and 50% at the end of years one, two and three, respectively.

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

     On September 20, 2000, LHT entered into a Shareholders Rights and Voting Agreement with the Company and certain officers (the "Shareholders") under which LHT obtained certain rights, including among others the following:
     (i) the voting rights with respect to 196,342 common shares and 129,786 options to acquire common stock held by the Shareholders; (ii) the right to increase the number of directors of the Company from seven to nine; (iii) a right of first refusal prior to any sale of common stock by the Shareholders; and (iv) the agreement of the Shareholders to vote their shares in favor of the warrants issued to LHT. In connection with the transactions above, the Company incurred expenses of $1,883,000 in 2000, which are included in the Consolidated Statement of Operations under miscellaneous expenses.

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

       In December 2000, LHT voluntarily converted all of its Series C preferred stock and a portion of the associated accrued dividends into 1,164,386 shares of common stock (see Note 10, Redeemable Preferred Stock).

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

       On September 20, 2000, LHT purchased all 300 shares of Series C preferred stock from the preferred holder in a private transaction. On December 22 and 29, 2000, at LHT's election, these shares and a portion of the issue's accrued dividends were converted into 1,164,386 shares of common stock at a discounted price, as determined by the December 1999 stock purchase agreement and exhibits thereto. In accordance with the terms of the stock purchase agreement, all accrued dividends could not be paid at the time of conversion. The Company will seek approval at the next Annual Meeting of Shareholders to issue to LHT 35,582 common shares as final payment for the remaining accrued dividends, otherwise the dividend will be paid in cash.

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

                                                                Year ended December 31, 2000
                                                     --------------------------------------------------
                                                      First     Second     Third     Fourth     Total
                                                     Quarter   Quarter    Quarter   Quarter   For Year
                                                     --------  --------  ---------  --------  ---------
Revenue                                              $21,488   $20,299   $ 18,533   $16,739   $ 77,059
Gross margin (A), (B), (C)                             4,066     3,404      1,004    (1,119)     7,355
Loss before extraordinary item (D)                      (351)     (679)   (11,076)   (6,388)   (18,494)
Net loss                                                (351)     (679)   (11,076)   (7,181)   (19,287)
Loss to common shareholders                           (1,552)   (1,570)   (11,136)   (6,489)   (20,747)
Loss per common share before
 extraordinary item: basic and diluted                 (0.27)    (0.27)     (1.90)    (0.92)     (3.36)
Loss per common share: basic and diluted              ($0.27)   ($0.27)    ($1.90)   ($1.05)    ($3.49)
-------------------------------------------------------------------------------------------------------
                                                              Year ended December 31, 1999
                                                     --------------------------------------------------
                                                      First     Second     Third     Fourth     Total
                                                     Quarter   Quarter    Quarter   Quarter   For Year
                                                     --------  --------  ---------  --------  ---------
Revenue                                              $16,195   $17,395   $ 23,472   $25,256   $ 82,318
Gross margin (E), (F)                                  3,399      (704)     4,964     5,462     13,121
Income (loss) before extraordinary item                   40    (2,982)       518       164     (2,260)
Net income (loss)                                         40    (2,982)       518       164     (2,260)
Income (loss) to common shareholders                      40    (2,982)       518      (109)    (2,533)
Income (loss) per common share before
 extraordinary item: basic and diluted                  0.01     (0.51)      0.09     (0.02)     (0.44)
Income (loss) per common share: basic and diluted    $  0.01    ($0.51)  $   0.09    ($0.02)    ($0.44)
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

     Date:  March 30, 2001               HAWKER PACIFIC AEROSPACE

                                         By    /s/ Philip M. Panzera
                                         -------------------------------
                                         Philip M. Panzera
                                         Executive Vice President
                                         (Principal Financial and Accounting
                                         Officer)