Form 10-K405/A
period 2000-12-31
HAWKER PACIFIC AEROSPACE
filed 2001-05-01
CIK 1049625

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 0-29490


                            HAWKER PACIFIC AEROSPACE
             (Exact name of registrant as specified in its charter)


          California                                       95-3528840
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

                               11240 Sherman Way
                         Sun Valley, California 91352
         (Address of principal executive offices, including zip code)

                                (818) 765-6201
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 27, 2001 was approximately $12,735,000. The number of shares of common stock outstanding on April 27, 2001, was 10,160,675.

                     Documents Incorporated by Reference:
                                     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of Hawker Pacific Aerospace (the "Company"):

        Name                                       Position
-------------------------------          ---------------------------------------------
Wolfgang Mayrhuber                        Chairman of the Board (1)(2)(4)
David L. Lokken                           President, Chief Executive officer and Director (1)(2)
Philip M. Panzera                         Executive Vice President and Secretary
Brian S. Carr                             Managing Director of Sun Valley Operations
Michael A. Riley                          Vice President, Sales & Marketing
Mellon C. Baird                           Director (1)(3)
Joel F. McIntyre                          Director (3)(4)
Dr. Gerald Gallus                         Director (2)
James C. Stoecker                         Director
Laurans A. Mendelson                      Director (3)(4)

____________________
(1)  Member of Executive Committee
(2)  Member of Nominating Committee
(3)  Member of Audit Committee
(4)  Member of Compensation Committee

     Each director will serve until the next annual meeting of shareholders and until his successor is duly elected and qualified. Subject to the terms of any employment agreement with the Company, all executive officers serve at the discretion of the Board of Directors.

     Wolfgang Mayrhuber, 53, was appointed to the Board on September 20, 2000, and has served as Chairman of the Board since that time. He has served with Deutsche Lufthansa since 1970, and has held various senior management positions for the maintenance and overhaul of aircraft, components and engines in Hamburg and Frankfurt. In 1992, Mr. Mayrhuber was appointed Executive Vice President and Chief Operating Officer Technical for Lufthansa. He then chaired the Lufthansa revitalization and restructuring team and in October 1994 became Chairman of the Executive Board of the newly formed LHT. Since January 2001, Mr. Mayrhuber has been a member of the Executive Board of Deutsche Lufthansa AG and responsible for its passenger business division. Mr. Mayrhuber studied mechanical engineering at the Federal Technical High School in Steyr, Austria, and the Bloor Institute in Canada. He has also participated in Senior Executive Management Training at the Massachusetts Institute of Technology.

     David L. Lokken, 54, joined the Company in May 1989 as Executive Vice President and Chief Operating Officer. He has served as President and Chief Executive Officer of the Company since June 1993, and as a director of the Company since 1994. From November 1985 until he joined the Company, Mr. Lokken served as Vice President and General Manager of Cleveland Pneumatic's Product Service Division. Mr. Lokken previously served as Vice President, Technical Operations, for the Flying Tiger cargo airline. He has also held avionics and product engineering positions with Western Airlines and the Sperry Flight Systems Division. Mr. Lokken holds a B.S. in Electrical Engineering from North Dakota State University and an M.B.A. from Arizona State University.

     Philip M. Panzera, 51, joined the Company in October 1998 as Vice President of Corporate Development. In March 1999 he was appointed Vice President and Chief Financial Officer, and since September 1999 he has served as Executive Vice President (while maintaining responsibilities as the Company's Principal Financial and Accounting Officer). In September 2000, he was also appointed

Secretary of the Company. Prior to joining the Company, Mr. Panzera held a number of senior management positions as Chief Financial Officer, Chief Operating Officer, President and Director in both private and public companies. He has worked as an attorney, specializing in tax and corporate law, and business planning, and has also served with Coopers & Lybrand. Mr. Panzera received a B.A. from Methodist College, an M.B.A. from the Rutgers University Graduate School of Management, and a J.D. from the Rutgers University School of Law.

     Brian S. Carr, 43, became Managing Director of Sun Valley Operations in November 1997 after having served as Vice President of the Landing Gear Business Unit since he joined the Company in January 1993. From 1980 until he joined the Company, Mr. Carr held various engineering, technical sales and management positions with Cleveland Pneumatic's Product Service Division and Dowty Aerospace. Mr. Carr holds a B.S. in Aerospace Engineering Technology from Kent State University.

     Michael A. Riley, 54, joined the Company as Vice President of Marketing in October 1989. He served as Vice President of the Hydromechanical Business Unit from January 1994 to September 1999, when he was appointed as Vice President of Sales & Marketing. From 1982 until he joined the Company, Mr. Riley held various positions in the aerospace/aircraft industry with Abex Aerospace and Dunlop Aviation. Mr. Riley served as a helicopter pilot in the United States Navy after receiving a B.S. in Engineering from the United States Naval Academy, Annapolis, Maryland.

     Mellon C. Baird, 69, became a director of the Company in March 1998. Mr. Baird is serving as Chief Executive Officer of Titan Systems and Senior Vice President of the Titan Corporation. He was Chairman, President and Chief Executive Officer of Delfin Systems, a private company, from 1990 until 1998. From 1987 to 1989, Mr. Baird served as President and Chief Executive Officer of Tracor, Inc., a privately-held company. From 1986 until 1987, Mr. Baird served as President, Chief Operating Officer and a director of Tracor, a publicly-held company. Mr. Baird currently serves on the Board of Directors of Software Spectrum, Inc. and EDO Corporation, which are both publicly-held companies. Mr. Baird received a B.B.A. and an M.B.A. from the University of North Texas in 1956 and 1961, respectively.

     Dr. Gerald Gallus, 59, became a director of the Company on September 20, 2000. He has served with Deutsche Lufthansa since 1979. He has held various senior management positions at Lufthansa in aircraft maintenance and production planning. In 1991, Dr. Gallus was given worldwide responsibility for Lufthansa's maintenance operations, and in October 1994 he was appointed to the Executive Board of the newly formed LHT. Dr. Gallus has served on the staff of the business management institutes at Mainz University and Darmstadt Technical University, where he was also appointed to the academic council. He studied engineering, operations research and computer science at Darmstadt Technical University, earning a degree in 1968, and a doctorate in 1974.

     Joel F. McIntyre, 62, became a director of the Company in February 1998. From 1963 through 1993, Mr. McIntyre was an attorney with the law firm of Paul, Hastings, Janofsky and Walker. In 1993, Mr. McIntyre founded his own law firm, specializing in merger and acquisition transactions. Mr. McIntyre currently serves on the Board of Directors of International Aluminum Corporation, a publicly-held company. Mr. McIntyre received a B.A. from Stanford University in 1960, and a J.D. from the University of California- Los Angeles in 1963.

     James C. Stoecker, 43, became a director of the Company on September 20, 2000. Mr. Stoecker joined Lufthansa Technik AG in December 1998 as General Manager for Business Development for North America. He also serves as President, CEO and Director of Lufthansa Technik Component Services, LLC, and as a Director and Treasurer of Bizjet International Sales and Support, Inc. In 1994, Mr. Stoecker founded AvEng Trading Partners, Inc. where he served as President and Chairman until 1996. From 1996 to 1997, Mr. Stoecker served as Senior Vice President of Aviation Sales Company responsible for the Engine division. Mr. Stoecker is a CPA, with a B.S. in Accounting from Illinois State University, and an MBA in Finance and Strategic Management from the University of Illinois at Chicago.

     Laurans A. Mendelson, 62, was appointed to the Board of Directors in January 2001. He has served as Chairman of the Board of New York Stock Exchange-traded HEICO Corporation since December 1990, as its Chief Executive Officer since February 1990, and as its President since September 1991. He also served as President of MediTek Health Corporation, a Heico subsidiary, from May 1994 through July 1996. In 1997 and 1999, Mr. Mendelson served on the board of governors of the Aerospace Industries Association. Mr. Mendelson is a Certified Public Accountant, and a member of the Board of Trustees of Columbia University in the City of New York and the Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership and to report changes in beneficial ownership of the Common Stock. These reporting persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of reports filed with the SEC and submitted to the Company, the Company believes that all of the Company's directors, executive officers and greater-than-ten-percent shareholders filed all required Section 16(a) reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned or accrued during the years ended December 31, 1998, 1999 and 2000 by the Company's Chief Executive Officer and its four other most highly compensated executive officers whose total salary and bonus during the year ended December 31, 2000, exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-term Compensation
                                                                                    ------------------------
                                                                                      Awards       Payouts
                                                                                    ----------   -----------
                                                                                                 Securities
                                                         Annual Compensation        Restricted   Underlying      All Other
                                                    -----------------------------     Stock       Options/      LTIP      Compen-
Name and Principal Position                  Year   Salary     Bonus(1)   Other       Awards      SARs (#)     Payouts   sation(2)
------------------------------------------   ----   --------   -------    -------     ------     ----------    -------   ---------
David L. Lokken...........................   2000   $205,000   $     -    $44,174            -            -          -    $344,877
Chief Executive Officer                      1999    205,000    41,000     44,251            -            -          -           -
                                             1998    205,000    22,431          -            -            -          -           -

Philip M. Panzera.........................   2000   $160,000   $     -          -            -            -          -    $202,537
Executive Vice President                     1999    153,088    24,000          -            -            -          -           -

Brian S. Carr.............................   2000   $160,000   $     -          -            -            -          -    $177,537
Managing Director of Sun Valley Operations   1999    157,628    24,000          -            -            -          -           -
                                             1998    130,000    10,669          -            -            -          -           -

Dennis M. Biety(3)........................   2000   $141,550   $     -    $67,820            -            -          -    $368,178
Managing Director of UK Operations           1999    160,000    24,000     77,236            -            -          -           -

Michael A. Riley..........................   2000   $130,000   $     -          -            -            -          -    $145,918
Vice President-Sales & Marketing             1999    118,464    19,500          -            -            -          -           -
                                             1998    115,000     9,438          -            -            -          -           -

------------------------------------------

(1)  Bonus amounts are shown in the year earned.
(2) Represents amounts paid or payable to the Named Executive Officers pursuant to change of control provisions in their respective Employment Agreements. The provisions were triggered by the transactions with LHT described below under "Certain Relationships and Related Transactions - Transactions with LHT." See the discussion below under "Employment Agreements" for more information regarding these payments.
(3) As of November 2000, Mr. Biety was no longer employed by the Company. The Company and Mr. Biety are currently negotiating the terms of any severance pay to which Mr. Biety may be entitled pursuant to his employment agreement.

Director Compensation

     Directors not employed by the Company or LHT currently receive $1,500 per month for their service on the Board, plus an additional $500 per month for service on one or more committees of the Board. At the discretion of the Board, directors may also be granted stock options. No stock options or stock appreciation rights were granted to, or exercised by, any Director during the fiscal year ended December 31, 2000. Directors are reimbursed for out-of-pocket expenses incurred in connection with the performance of their services as directors.

Stock Options/SAR Grants
     No stock options or stock appreciation rights were granted to, or exercised by, the Named Executive Officers during the fiscal year ended December 31, 2000.

Fiscal Year-End Option/SAR Values

     The following table sets forth information regarding the number and value of unexercised options and any stock appreciation rights owned at December 31, 2000, by the Named Executive Officers:

                                  Number of Unexercised Options                       Value of Unexercised Options(1)
                         --------------------------------------------      --------------------------------------------------
        Name                  Exercisable             Unexercisable                Exercisable                Unexercisable
--------------------     -------------------      -------------------      ------------------------      --------------------
David L. Lokken.....          187,471                        -                        $4,146                         -
Philip M. Panzera...           43,261                        -                             -                         -
Brian S. Carr.......           43,261                        -                           829                         -
Michael A. Riley....           43,261                        -                           829                         -

(1) Represents the excess, if any, of the market price of the Common Stock as of December 31, 2000, over the exercise price of the options.

Employee Defined Benefit Plan

     General. On January 1, 1997, the Board of Directors adopted the Employee Defined Benefit Pension Plan (the "Pension Plan") for the benefit of the eligible employees of the Company. The primary purpose of the Pension Plan is to provide a retirement benefit for participating employees. All employees of the Company are eligible to participate in the Pension Plan on the January 1st next following their date of hire. Employees who are covered by collective bargaining units and whose retirement benefits are the subject of good faith bargaining, however, are not eligible to participate in the Pension Plan.

     Administration. The Pension Plan is administered by trustees appointed by the Board of Directors. The trustees oversee the day-to-day administration of the Pension Plan and have the authority to take action and make rules and regulations necessary to carry out the purpose of the Pension Plan.

     Normal Retirement Benefits and Vesting. The Pension Plan provides for employer contributions only. Each year, the Company makes a contribution to the pension plan equal to the minimum funding requirement sufficient to fund for the benefits being accrued under the Pension Plan for the year. The Pension Plan provides for a normal retirement benefit payable on a monthly basis for the lifetime of the participant. The normal retirement benefit is equal to the participant's credited benefit service (up to a maximum of 35 years) times the sum of 0.75% of the participant's final average monthly compensation plus 0.65% of such compensation in excess of the participant's average monthly wage. However, the benefit actually payable from the Pension Plan will be reduced for any benefits payable (or paid) with respect to service credited from the Defined Benefit Plan of the Company's predecessor.

     For purposes of calculating a participant's normal retirement benefits, average monthly compensation is defined in the Pension Plan as average monthly compensation during the five consecutive plan years of the participant's employment which yields the highest average compensation.

     No maximum monthly benefit payable under the Pension Plan is to exceed the applicable Internal Revenue Code Section 415 limit adjusted actuarially to reflect a participant's retirement age if the retirement age is other than the social security retirement age. The monthly retirement benefit payable by the Pension Plan is a benefit payable in the form of a straight life annuity with no ancillary benefits. For a participant who is to receive benefits other than in the form of a straight life annuity, the monthly retirement benefit will be adjusted to an equivalent benefit in the form of a straight life annuity on an actuarial equivalent basis.

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

     Pension Plan Investments. The Plan Committee selects vehicles for the investment of plan assets. The Plan Committee then directs the trustee to invest employer contributions in the investment option selected by the Plan Committee under the Pension Plan.

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

                                                                     Years of Service
                              -------------------------------------------------------------------------------------------------
Remuneration                         15                   20                  25                  30                   35
---------------------------   ---------------      ---------------      --------------      --------------      ---------------
$125,000...................         $1,684               $2,246              $2,807              $3,369               $3,930
150,000....................          2,122                2,829               3,536               4,244                4,951
175,000....................          2,297                3,063               3,828               4,594                5,360
200,000....................          2,297                3,063               3,828               4,594                5,360
225,000....................          2,297                3,063               3,828               4,594                5,360
250,000....................          2,297                3,063               3,828               4,594                5,360
300,000....................          2,297                3,063               3,828               4,594                5,360
400,000....................          2,297                3,063               3,828               4,594                5,360
450,000....................          2,297                3,063               3,828               4,594                5,360
500,000....................          2,297                3,063               3,828               4,594                5,360

     The compensation covered by the Pension Plan includes basic salary or wages, overtime payments, bonuses, commissions and all other direct current compensation but does not include contributions by the Company to Social Security, benefits from stock options (whether qualified or not), contributions to this or any other retirement plans or programs or the value of any other fringe benefits provided at the expense of the Company. For benefit calculation purposes, a "highest five-year" average of compensation is used. Benefits are paid as straight-life annuities with no subsidies or offsets. The compensation covered by the Pension Plan for all of the Named Executive Officers currently is limited in accordance with Section 401(a)(17) of the Internal Revenue Code to $170,000.

     The years of credited service under the Pension Plan for each Named Executive Officer as of December 31, 2000 were as follows.

Name                                                            Name
-------------------------------------------      -------------------------------
David L. Lokken............................                   11 years
Michael A. Riley...........................                   11 years
Brian S. Carr..............................                   7 years
Philip M. Panzera..........................                   2 years

Employment Arrangements

     In November 1996, the Company entered into an employment agreement with David L. Lokken pursuant to which Mr. Lokken agreed to serve as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of five years and, as amended in 1997, provides for an annual base salary of $205,000, and a performance bonus to be awarded in accordance with the terms and conditions of the Company's Profit Sharing Plan.

     Pursuant to the employment agreement, the Company may terminate Mr. Lokken's employment with or without cause at any time before its term expires upon providing written notice. In the event the Company terminates Mr. Lokken's employment without cause, Mr. Lokken would be entitled to receive a severance amount equal to his annual base salary and benefits for the greater of two years or the balance of the term of his employment agreement, and a pro rata bonus for the year of termination. In the event of a termination by reason of Mr. Lokken's death or permanent disability, his legal representative will be entitled to receive his annual base salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Lokken would be entitled to receive eighteen months' salary and benefits.

     In November 1996, the Company also entered into employment agreements with Brian S. Carr, Managing Director of Sun Valley Operations, and Michael A. Riley, Vice President, Sales & Marketing. The employment agreements are each for an initial term of three years, which have been automatically extended for successive one year terms. The agreements, as amended in 1997 and 1999, provide for annual base salaries of $160,000 and $130,000, respectively, and performance bonuses to be awarded in accordance with the terms and conditions of the Company's Profit Sharing Plan. Mr. Riley may also receive commissions totaling $30,000 per year if the Company achieves its revenue targets, plus additional commissions if Company revenue should exceed its targets. In the event the Company terminates their employment without cause, Messrs. Carr and Riley would each be entitled to receive a severance amount equal to his respective annual base salary and benefits for the greater of one year or the balance of the term of his employment agreement and a pro rata bonus for the year of termination. In the event of a termination by reason of Messrs. Carr's or Riley's death or permanent disability, his legal representative will be entitled to receive his annual base salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Messrs. Carr and Riley would each be entitled to receive twelve months' salary and benefits.

     In October 1998, the Company entered into an employment agreement with Philip M. Panzera, Executive Vice President. The agreement is for an initial term of three years, and, as amended in 1999, provides for an annual base salary of $160,000, and a performance bonus to be awarded in accordance with the terms and conditions of the Company's Profit Sharing Plan. In the event the Company terminates his employment without cause, Mr. Panzera would be entitled to receive a severance amount equal to his annual base salary and benefits for the greater of one year or the balance of the term of his employment agreement, and a pro rata bonus for the year of termination. In the event of a termination by reason of Mr. Panzera's death or permanent disability, his legal representative will be entitled to receive his annual base salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Mr. Panzera would be entitled to receive twelve months' salary and benefits.

     As reflected in the Summary Compensation Table above, the transactions with LHT described below under "Certain Relationships and Related Transactions" triggered the "change-of-control" payments provided for in the respective employment agreements of Messrs. Lokken, Biety, Panzera, Carr and Riley. To assist the Company, Messrs. Lokken, Biety, Panzera and Riley voluntarily deferred receipt of these payments pursuant to individual Payment Deferral Agreements. A portion of these deferred amounts, plus interest, was paid during 2000. As of April 30, 2001, $81,478 of these payments, plus accrued interest of $747, remains to be paid.

     During 2000, the Company provided Management Incentive Program agreements to each of the Named Executive Officers and certain other key employees. The Management Incentive Program (the "Program") provided additional financial incentives upon a change in control of the Company, depending upon the price paid for the Company in connection with the change of control transaction. Based on the purchase price of the Company's common shares in the transactions with LHT, no payments were due to these employees pursuant to the Program. Upon the completion of a change of control of the Company, the Program also provided for accelerated vesting of stock options. On September 20, 2000, upon the execution of the transactions with LHT, Messrs. Lokken, Biety, Panzera, Carr and Riley received immediate vesting of 26,914, 18,747, 28,120, 12,979 and 12,979 options, respectively.

Compensation Committee Interlocks and Insider Participation

     Daniel J. Lubeck, Joel F. McIntyre, and Daniel C. Toomey, Jr. served on the Compensation Committee during 2000. Mr. Lubeck resigned as Chairman of the Board, Secretary, and Chairman of the Compensation Committee on September 20, 2000. Mr. McIntyre served as the interim chair until Mr. Mayrhuber was appointed as Chairman of the Compensation Committee in October 2000. Mr. Toomey resigned from the Board in October 2000, and Mr. Mendelson was appointed to succeed Mr. Toomey on the Board and the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 27, 2001, by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each director of the Company, (iii) each Named Executive Officer of the Company; and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, to the Company's knowledge, subject to applicable community property and similar laws, the persons shown have sole voting and investment power with respect to the shares shown.

                                                                     Amount and Nature of Beneficial Ownership(1)
                                                                ---------------------------------------------------
                                                                     Number of Shares of
             Name, and Address for 5% owners                            Common Stock           Percentage of Class
----------------------------------------------------------      ---------------------------------------------------
Lufthansa Technik AG (7)..................................             6,839,175 (2)                66.0%
David L. Lokken...........................................               326,401 (3)                 3.2%
Brian S. Carr.............................................                71,967 (4)                   *
Michael A. Riley..........................................                71,967 (4)                   *
Philip M. Panzera.........................................                43,261 (4)                   *
Mellon C. Baird...........................................                16,861 (5)                   *
Joel F. McIntyre..........................................                16,861 (5)                   *
Wolfgang Mayrhuber........................................                        0                    -
Dr. Gerald Gallus.........................................                        0                    -
James C. Stoecker.........................................                        0                    -
Laurans A. Mendelson......................................                        0                    -
All directors and executive officers as a group (10
 people)..................................................               547,318 (6)                 5.2%

__________________
*   Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options, warrants or convertible securities held by a person which are currently exercisable, or exercisable within 60 days following April 27, 2001, are deemed outstanding for purposes of computing the beneficial ownership of that person, but no other person.
(2) Includes 196,342 shares owned by the "Management Shareholders" identified under "Certain Relationships and Related Transactions - Transactions With LHT," which LHT is entitled to vote under the Shareholders Rights Agreement among the Company, LHT and the Management Shareholders. Excludes 100,945 shares subject to options to purchase Common Stock held by the Management Shareholders. Also excludes, as not yet approved by shareholders, 2,500,000 shares of the Common Stock purchase warrant issued to LHT, and 35,582 dividend shares payable to LHT from the conversion of the Series C Preferred Stock.
(3) Includes 138,930 shares held by the David L. Lokken and Susan M. Lokken Revocable Trust, dated March 20, 1998, of which Mr. Lokken is trustee. Also includes 187,471 shares subject to options.
(4) Includes 43,261 shares subject to options.
(5) Includes 14,861 shares subject to options.

(6) Includes a total of 346,976 shares subject to options to purchase Common Stock held by the directors and executive officers.
(7) The address for Lufthansa Technik AG is Wilmer, Cutler & Pickering, Attn:
    Ron Meltzer, 2445 M Street, N.W., Washington, D.C. 20037-1420.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with LHT

     Purchase of Common and Preferred Stock. On September 20, 2000, LHT purchased 2,336,495 shares of the Company's Common Stock at $4.12 per share, constituting approximately 40% of the outstanding Common Stock as of that date, from six individual shareholders (the "Selling Shareholders") affiliated with Unique Investment Corporation ("Unique"). In a separately negotiated private transaction on the same date, LHT also paid $3,777,333.00 for all 300 outstanding shares of the Company's Series C preferred issue (the "Preferred Stock") owned by Deephaven Private Placement Trading Ltd. Upon the sale of Common Stock, Messrs. Lubeck, Hartman and Makoff resigned as directors, and three nominees of LHT were appointed to the Board: Mr. Mayrhuber, as Chairman, and Messrs. Gallus and Stoecker.

     Indemnification by Selling Shareholders. In connection with the transactions described above, the Selling Shareholders and the Company entered into an Indemnification Agreement, dated September 20, 2000, under which the Selling Shareholders agreed to partially indemnify the Company for certain liabilities, damages, expenses and judgments, including reasonable attorneys' fees, that the Company may incur in connection with any claim, lawsuit or proceeding against the Company by First Union Securities, Inc., relating to the Company's October 1, 1999, agreement and related engagement with First Union Securities. In October 2000, an arbitration proceeding was commenced against the Company by First Union Securities in which First Union Securities is seeking, among other things, $900,000 relating to compensation it alleges is owing from the Company, in part, as a result of the closing of the transactions with LHT described in this section. The Company accrued in fiscal year 2000 all unindemnified liabilities, costs and expenses which may arise from this arbitration proceeding.

     Subordinated Loan Agreement. On September 20, 2000, the Company and LHT entered into a Loan Agreement (the "Loan Agreement") pursuant to which LHT provided the Company a $9,300,000 subordinated loan for a term of three years at a rate equal to the higher of 10% per annum or 5% per annum plus USD LIBOR, provided such rate did not exceed 11% or the maximum amount allowable by law. The Loan Agreement contained certain covenants, among others, regarding the Company's use of the proceeds, and certain corporate rights and actions, some of which continue in the debt conversion agreement described below.

     Issuance of Warrant. In connection with the Loan Agreement, the Company issued LHT a Common Stock purchase warrant (the "LHT Warrant"). The LHT Warrant would entitle LHT to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $4.25 per share, but will become exercisable only upon approval by the shareholders of the Company. The Company intends to present the LHT Warrant for the shareholders' approval at its upcoming Annual Meeting of Shareholders (tentatively scheduled to occur in June or July 2001). If approved by the shareholders, the LHT Warrant will be immediately exercisable from the date of such approval until September 19, 2001. Amounts owed to LHT under the Loan Agreement were converted into shares of the Company's Common Stock on March 16, 2001 as discussed below. Such conversion did not terminate the LHT Warrant.

     Shareholder Rights and Voting Agreement. The Company, David L. Lokken, Brian Carr, Michael Riley and Dennis Biety (collectively, the "Management Shareholders"), and LHT also entered into a Shareholder Rights and Voting Agreement, dated September 20, 2000 (the "Shareholder Rights Agreement"), pursuant to which the Management Shareholders granted LHT the right of first refusal to purchase a total of 196,342 shares of Common Stock owned by the Management Shareholders, plus up to an additional 129,786 shares of Common Stock that the Management Shareholders could acquire upon the exercise of outstanding options held by them (100,945 shares subsequent to the termination of Mr. Biety's options). LHT also was granted proxies from the Management Shareholders to vote all of such shares on all matters, and certain preemptive rights to purchase shares from the Company. Pursuant to the Shareholder Rights Agreement and corresponding provisions of the Loan Agreement, the Company granted LHT, among other things, the rights to cause the Company to establish a classified board and to nominate three members of the Board of Directors of the Company (including the right to nominate the successors to those nominees), two as Class I Directors and one as a Class II Director, and to cause the Company to increase the size of the Board from seven to nine directors as permitted by the Company's Bylaws, and, in that event, to nominate for election the two additional directors.

     Voting and Indemnity Agreement. As part of the Loan Agreement, the Company and LHT entered into a Voting and Indemnity Agreement, dated September 20, 2000, under which the Company agreed to indemnify LHT and its "Affiliates" and "Representatives" (as defined therein) against all "Losses" (as defined therein) arising out of, or in connection with, or as a result of, LHT's voting in favor of the LHT Warrant at the shareholders meeting at which it is presented for approval, the failure of the shareholders to approve the LHT Warrant, or if a majority of the shareholders (other than LHT) vote against approval of the LHT Warrant.

     Registration Rights Agreement. On September 20, 2000, the Company entered into a Registration Rights Agreement with LHT under which the Company agreed, at LHT's request, to file a registration statement under federal securities laws covering all or any part of the "Registrable Securities" (as defined therein) held by LHT, and granted LHT certain "piggyback" registration rights and rights to registration of LHT's Registrable Securities on Form S-3.

     Loan Participation with Heller. In connection with the Loan Agreement, on September 20, 2000, LHT became a junior participating lender in the Heller Financial Inc. loan to the Company by funding $10,000,000 of the Heller loan facility. In October 2000, the Heller loan facility was terminated and replaced by a new senior loan agreement.

     New Senior Loan Facility. In October 2000, the Company entered into a loan agreement with Landesbank Hessen-Thuringen Girozentrale and Kreditanstalt fur Wiederaufbau (collectively, the "Banks"), under which the Banks provided term loans of $45,000,000 and 14,000,000 British Pounds ("sterling") to the Company. LHT will receive an annual fee from the Banks in an amount between $355,000 and $450,000 for its services in introducing the Company to the Banks and assisting in facilitating the closing of the loans to the Company, agreeing to provide continuing advisory services to the Banks on industry matters, and a commission equal to 2.1% of the outstanding loan amounts per year for guaranteeing the Company's obligations to the Banks under the sterling loan.

     Waiver of Rights with respect to the Company's Board. In an October 31, 2000, letter agreement, LHT waived its rights (under sections 5.20.1.1.1 and 5.20.1.1.2 of the Loan Agreement, and section 2.4.1 of the Shareholder Rights Agreement) to require the Company to increase the Board size to nine directors at the next special meeting of the Company's shareholders, and to appoint LHT representatives to the two newly created Board seats. LHT further specifically reserved the right to call for such increase in the Board size and to nominate the two additional directors at any other future meeting of the shareholders of the Company.

     Waiver of Redemption Rights. On December 11, 2000, LHT voluntarily executed a Waiver to waive its right to require the Company to redeem any of the Company's Preferred Stock and Underlying Shares (as defined in the Certificate of Determination for the Series C Preferred Stock).

     Conversion of Preferred Stock. In December 2000, LHT converted all of the Preferred Stock and a portion of the accrued dividends into 1,164,386 shares of Common Stock at $2.71007 per share in accordance with the conversion provisions of the Series C Stock.. The purpose of the conversion was to increase LHT's equity position in the Company, to assist the Company in improving its debt-to-equity ratio and net tangible assets (which helped the Company to comply with Nasdaq maintenance requirements), and to assist the Company in avoiding certain prepayment obligations under its new senior loan agreement with the Banks which would have become effective if LHT did not own or control more than 50% of the share capital and voting rights of the Company by December 30, 2000.

     In accordance with the provisions of the Preferred Stock, accrued dividends of 35,582 shares owed to LHT can not be paid without shareholders' approval. The Company will seek approval to pay these accrued dividends at the Annual Meeting of Shareholders. If such approval is not obtained, LHT will instead receive a cash payment of $96,431, plus accrued interest at 18% per annum, for the dividends.

     Conversion of Subordinated Debt. On February 6, 2001, the Company and LHT entered into an agreement under which LHT agreed to exchange $9,803,000 of principal and accrued interest owed to it under the Loan Agreement into shares of the Company's Common Stock at an exchange price of $3.125 per share. The exchange price of $3.125 was determined by the average of the closing bid prices on the five trading days immediately prior to February 6, 2001. On March 16, 2001, the Company completed the exchange by issuing to LHT 3,136,952 shares of its Common Stock. This exchange served to increase shareholders' equity and net tangible assets by $7,203,000 (representing the $6,700,000 carrying value of the indebtedness plus accrued interest of $503,000. The exchange agreement also contained certain covenants by the Company, including, among others, agreements by the Company not to enter into certain stock transactions without the prior written consent of LHT, to seek approval of the LHT Warrant, to seek to increase the size of the Board of Directors from seven to nine, to establish a classified board and allow LHT to nominate two Class I directors and one Class II director, and not to amend the Rights Agreement (as defined therein).

     Operating Transactions with LHT. In the ordinary course of business, the Company enters into subcontracting transactions with LHT to provide overhaul services. During 2000, the Company derived revenue of $465,000 from overhaul services provided to LHT.

     Proposed Agreements. The Company and LHT are currently working together to prepare a joint Cooperation Agreement to establish general policies and procedures with regard to overhaul services between the two companies, and a joint Marketing and Sales Agreement to establish a cooperative global sales and marketing strategy. Both agreements are subject to approval by the LHT and Hawker Boards.

   Potential Additional Funding from LHT. The Company and LHT are presently in discussions about the possibility of LHT providing the Company a line of credit. The terms of such a line of credit, if approved by both LHT and Hawker Boards, have not yet been determined.

Transactions with Former Shareholders and Directors

     Unique Loan. The Company previously had a $2,500,000 long-term loan with Unique. Three of the principal shareholders of Unique served as directors of the Company from 1996 through 2000. Interest paid or accrued on this loan during 2000 amounted to $311,228. Following the closing of the Loan Agreement with LHT, this loan was repaid in full.

     Unique Management and Termination Fees. Commencing in January 1999, the Company began paying monthly management fees of $12,500 to Unique pursuant to a November 1997 management services agreement. The management services agreement was terminated upon the closing of the Company's Loan Agreement with LHT. In August 2000, the Board of Directors authorized the payment of an additional one-time termination fee of $150,000 to Unique upon the closing of the Loan Agreement with LHT. Unique also received $14,359 in 2000 for reimbursed expenses related to services performed for the Company by Unique and its principals.

     Letter of Credit. In June 1999, Melanie L. Bastian, a former principal shareholder of the Company, established a $2,500,000 letter of credit which secured the Company's obligations on a certain debt instrument with Heller Financial Inc. Ms. Bastian was released from this obligation upon the payment by the Company of all outstanding Heller obligations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 2001            HAWKER PACIFIC AEROSPACE


                                 By: /s/ Philip M. Panzera
                                    --------------------------------------------
                                     Philip M. Panzera, Executive Vice President