Form 10-Q
period 2001-03-31
HAWKER PACIFIC AEROSPACE
filed 2001-05-15
CIK 1049625

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---


  The number of shares of the registrant's common stock outstanding on April 25, 2001, was 10,160,675 shares.

================================================================================

                           HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)

                                                                March 31,     December 31,
            ASSETS                                                2001            2000
                                                              ------------    ------------
Current assets
 Cash                                                         $  1,422,000    $  3,349,000
 Accounts receivable, less allowance for doubtful
   accounts of $489,000 and $1,038,000 at
   March 31, 2001 and December 31, 2000                         14,977,000      14,954,000
 Inventories                                                    31,140,000      27,398,000
 Prepaid expenses                                                1,167,000         855,000
 Deferred taxes                                                  1,668,000       1,668,000
                                                              ------------    ------------
   Total current assets                                         50,374,000      48,224,000

Equipment and leasehold improvements, net                       13,262,000      14,232,000
Exchange assets, net                                            32,278,000      33,816,000
                                                              ------------    ------------
   Total fixed assets                                           45,540,000      48,048,000

Other assets                                                     1,769,000       1,727,000
                                                              ------------    ------------
   Total assets                                               $ 97,683,000    $ 97,999,000
                                                              ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable                                             $ 10,667,000    $  9,962,000
 Deferred revenue                                                7,260,000       5,199,000
 Accrued payroll and employee benefits                           1,801,000       1,826,000
 Accrued expenses and other liabilities                          5,103,000       6,091,000
 Current portion of note payable to related party                       --       2,325,000
                                                              ------------    ------------
   Total current liabilities                                    24,831,000      25,403,000

Long-term debt
 Bank note                                                      64,894,000      65,956,000
 Note payable to related party                                          --       4,179,000
                                                              ------------    ------------
   Total long-term debt                                         64,894,000      70,135,000

Deferred  taxes                                                  3,043,000       2,980,000

Commitments and contingencies

Shareholders' equity (deficit)
 Common stock:  20,000,000 shares authorized;
   issued and outstanding:  10,160,675 and  7,022,265 at
   March 31, 2001, and December 31, 2000, respectively          35,934,000      28,682,000
 Accumulated deficit                                           (25,296,000)    (24,221,000)
 Accumulated other comprehensive loss                           (5,723,000)     (4,980,000)
                                                              ------------    ------------
   Total shareholders' equity (deficit)                          4,915,000        (519,000)

Total liabilities and shareholders' equity (deficit)          $ 97,683,000    $ 97,999,000
                                                              ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE


                CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (unaudited)

                                                        Three months ended
                                                             March 31
                                                             --------
                                                      2001             2000
                                                  -------------    -------------
Revenue                                           $  18,920,000    $  21,488,000
Cost of revenue                                      14,911,000       17,422,000
                                                  -------------    -------------
Gross margin                                          4,009,000        4,066,000

Selling, general and administrative expense           3,074,000        2,883,000
                                                  -------------    -------------
Income from operations                                  935,000        1,183,000

Interest expense, net                                (2,010,000)      (1,702,000)
Miscellaneous expense                                        --          (66,000)
                                                  -------------    -------------
Loss before income taxes                             (1,075,000)        (585,000)

Income tax benefit                                           --         (234,000)
                                                  -------------    -------------
Net loss                                             (1,075,000)        (351,000)

Accretion of discount and redemption premium
 on preferred stock                                          --       (1,127,000)
Preferred stock dividend                                     --          (74,000)
                                                  -------------    -------------
Net loss available to common shareholders          ($ 1,075,000)    ($ 1,552,000)
                                                  =============    =============

Loss per common share: basic and diluted                 ($0.14)          ($0.27)

Number of shares: basic and diluted                   7,580,772        5,822,392


     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE


    CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY (DEFICIT)
                                  (unaudited)

                                                                               Other
                                     Common Stock           Accumulated    Comprehensive
                              # of Shares      Amount         Deficit           Loss           Total
                              -----------   ------------   -------------   --------------   ------------
Balances at
  December 31, 2000             7,022,265    $28,682,000   ($24,221,000)     ($4,980,000)   $  (519,000)

Net loss                               --             --     (1,075,000)              --     (1,075,000)

Foreign currency
 translation                           --             --             --         (743,000)      (743,000)
                                                                                            -----------

Comprehensive loss                     --             --             --               --     (1,818,000)

Stock option exercise               1,458             --             --               --             --

Issuance of common stock        3,136,952      7,252,000             --               --      7,252,000
-------------------------------------------------------------------------------------------------------
Balances at
   March 31, 2001              10,160,675    $35,934,000   ($25,296,000)     ($5,723,000)   $ 4,915,000
                              ===========   ============   ============    =============    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)

                                                                                Three months ended
                                                                                     March 31
                                                                                     --------
                                                                              2001           2000
                                                                         -------------    -----------
Operating Activities
Net loss                                                                  ($ 1,075,000)   $  (351,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Deferred income taxes                                                            --       (244,000)
   Depreciation and amortization                                             1,128,000      1,119,000
   Amortization of loan discounts                                              245,000             --
   Bad debt expense                                                             15,000         13,000
Changes in operating assets and liabilities:
   Accounts receivable and other receivables                                  (397,000)     3,222,000
   Inventory                                                                (4,328,000)    (3,703,000)
   Prepaid expenses and other current assets                                  (350,000)       660,000
   Accounts payable                                                            937,000        131,000
   Deferred revenue                                                          2,376,000      1,581,000
   Accrued liabilities                                                        (248,000)       682,000
                                                                         -------------    -----------
Cash provided by (used in) operating activities                             (1,697,000)     3,110,000

Investing Activities
Purchases of equipment, leasehold improvements and landing gear               (150,000)    (2,863,000)
Deposits for construction in progress                                          (80,000)       (59,000)
                                                                         -------------    -----------
   Cash used in investing activities                                          (230,000)    (2,922,000)

Financing Activities
Principal payments on bank notes                                                    --     (1,533,000)
Borrowings on line of credit                                                        --      1,168,000
Issuance of common stock                                                            --          2,000
                                                                         -------------    -----------
   Cash used in financing activities                                                --       (363,000)
                                                                         -------------    -----------

Decrease in cash                                                            (1,927,000)      (175,000)
Cash, beginning of period                                                    3,349,000      2,227,000
                                                                         -------------    -----------
Cash, end of period                                                      $   1,422,000    $ 2,052,000
                                                                         =============    ===========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                             $   1,484,000    $ 1,645,000
    Income taxes                                                                    --         10,000

Non-cash items
  Conversion of principal due on the LHT
  note payable into common stock                                         $   6,749,000             --

  Conversion of interest due on the LHT
  note payable into common stock                                         $     503,000             --

     See accompanying Notes to Condensed Consolidated Financial Statements

                           HAWKER PACIFIC AEROSPACE

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Condensed Financial Statements

During interim periods, Hawker Pacific Aerospace (the "Company") follows the accounting policies set forth in its Annual Report to Shareholders and applies appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report on Form 10-K for fiscal year 2000 when reviewing interim financial results.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially excess or slow-moving inventory, warranty accruals, deferred tax asset valuation allowances, and a provision for anticipated losses on future work covered by contracts performed at the Company's UK operation. Actual results may differ from those estimates. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements for Form 10-Q and contain all adjustments of a normal and recurring nature that are necessary to present fairly the financial position of the Company as of March 31, 2001, and December 31, 2000, and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

Contingencies

The Company is from time to time involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of its business. The Company is not, however, currently involved in any litigation, or subject to any claim that has not been provided for, or that would have a material adverse effect on the financial position, results of operation or cash flow of the Company.

There are various environmental remediation actions that have involved the area surrounding the Company's Sun Valley facility. The Company has the right to be indemnified by its former parent company, BTR plc, for certain asserted claims against the Company.

Earnings per Share

Basic and diluted loss per share is computed based upon the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. Basic loss per share is the same as diluted loss per share for all periods presented. The number of shares used in the calculation of basic and diluted loss per share for the three months ended March 31, 2001 and 2000, respectively, is 7,580,772 and 5,822,392. Net loss used in the calculation of basic and diluted loss per share for the three months ended March 31, 2000, has been adjusted for the accretion of the discount and redemption premium on the preferred stock in order to derive net loss available to common shareholders.

Options to purchase 814,004 shares of common stock at exercise prices between $2.25 and $9.88 were outstanding and vested during the first quarter of 2001. None of these were included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period and, therefore, the effect would be antidilutive.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations or cash flow of the Company.

                           HAWKER PACIFIC AEROSPACE

2.  INVENTORIES
Inventories are comprised of the following:
                                                   March 31,    December 31,
                                                     2001           2000
                                                  -----------   -----------
     Purchased parts and assemblies               $21,399,000   $20,543,000
     Work in process                                9,741,000     6,855,000
                                                  -----------   -----------
                                                  $31,140,000   $27,398,000
                                                  ===========   ===========

3.  RELATED PARTY TRANSACTIONS

On February 6, 2001, the Company and Lufthansa Technik AG ("LHT") entered into an agreement to convert from debt to common equity $9,300,000 of principal and $503,000 of accrued interest owed pursuant to the LHT note payable.

The conversion rate of $3.125 per common share was set equal to the then-current market price, and was determined by the average of the closing bid prices on the five trading days immediately preceding the date of the agreement. The note was subsequently cancelled on March 16, 2001, upon the issuance to LHT of 3,136,952 shares of common stock. Upon cancellation of the note, shareholders' equity increased by $7,252,000 (representing the note carrying value of $6,749,000 plus accrued interest of $503,000).

During the first quarter of 2001, LHT paid the Company $417,000 for overhaul services, and purchased $11,000 of spare parts.

4.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", sets forth standards for public companies relating to the reporting of financial and descriptive information about business segments and enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.

                                                United States                United Kingdom                 Consolidated
As of March 31                               2001           2000          2001           2000           2001            2000
--------------                            -----------    -----------   -----------    -----------    -----------    ------------
Total assets                              $50,456,000    $53,383,000   $47,227,000    $50,659,000    $97,683,000    $104,042,000
Total fixed assets (net of
   depreciation and amortization)          17,141,000     19,347,000    28,399,000     33,358,000     45,540,000      52,705,000

For the quarter ended March 31
------------------------------
Revenue by location of operations          14,189,000     15,362,000     4,731,000      6,126,000     18,920,000      21,488,000
Income (loss) before income taxes             210,000        274,000    (1,285,000)      (859,000)    (1,075,000)       (585,000)

The Company generated revenue from customers located outside of the United States of $7,106,000 and $8,418,000 for the quarters ended March 31, 2001 and 2000, respectively.

                           HAWKER PACIFIC AEROSPACE


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis compares the Company's results of operations for the quarter ended March 31, 2001, with the quarter ended March 31, 2000.

Revenue for the quarter decreased by 12% to $18,920,000 from $21,488,000 for the comparable period in 2000. This decrease occurred primarily in landing gear sales, as the Company's schedule for long-term contract work during 2001 is relatively light in the first and second quarters, and much heavier in the third and fourth quarters. This is not indicative of a trend, or any seasonality, but merely reflects the fact that overhaul schedules are not evenly distributed throughout the four quarters of 2001. Even though more of the overhaul work is skewed toward the latter half of the year, the Company still expects that consolidated revenue for 2001 will exceed the 2000 result.

Cost of revenue decreased by 14% to $14,911,000 from $17,422,000 in the first quarter of 2000. Sun Valley cost of revenue decreased by 12%, or $1,355,000, from the prior comparable quarter, while UK cost of revenue decreased by 19%, or $1,157,000. These lower costs were primarily related to the lower level of revenue for the quarter. Cost of revenue for the first quarter of 2001 included a $260,000 increase to the provision for anticipated losses on certain UK contracts and a $160,000 increase in warranty expense. These additional costs were offset by a $185,000 reduction in property taxes payable, and a $280,000 reduction in the allowance for doubtful accounts, as certain invoices previously reserved were collected.

Gross margin for the first quarter remained relatively stable as compared with the first quarter of last year. Gross margin was anticipated to be low in the first quarter, as well as the second quarter of 2001, because the product mix for landing gear overhauls is also skewed, with more of the Company's lower margin aircraft types in the first two quarters. The UK operation, under new management, has improved turn-around times for landing gear overhauls, and implemented a number of effective cost savings initiatives. The Company expects that these changes will result in improved landing gear margins for this unit after the second quarter of 2001.

Selling, general and administrative expense for the first quarter increased by $191,000 from $2,883,000 in 2000 to $3,074,000 in 2001. This increase was attributable to increased marketing costs.

Interest expense for the quarter increased by $308,000, primarily as a result of $246,000 of amortization of the discount on the Company's note payable to Lufthansa Technik AG ("LHT"). This loan was converted into equity on March 16, 2001, and the discount amortization, along with $256,000 per quarter in interest on the loan, will not be present going forward.

As a result of the lower levels of revenue and margin, and the increase in marketing costs, the Company recorded a net loss for the quarter of $1,075,000, as compared with a net loss of $351,000 in the first quarter of 2000. The Company has not recorded any tax benefit for this net loss, and the valuation allowance for the Company's deferred tax assets was therefore increased by $372,000. The net loss available to common shareholders in the first quarter was $1,075,000, or $0.14 per basic and diluted share, as compared with $1,552,000, or $0.27 per basic and diluted share, in the prior year.

There are three developing trends during 2001 that the Company expects will provide improved operating results during the latter half of the year. Based on known overhaul schedules, revenue is expected to increase during the third and fourth quarters. The product mix of customers and aircraft types is also known to be more favorable in the second half of this year. The Company further expects that increased efficiencies in labor and reduced material costs, as well as increased absorption on the higher sales volume expected, will improve margins in the UK operation.

Liquidity and Capital Resources

The following analysis compares material changes in the Company's financial position from December 31, 2000, to March 31, 2001.

Inventories increased by $3.7 million during the first quarter of 2001, primarily as a result of a higher level of work in process at the end of the quarter. The increase in work available in-house generated an increase in deferred revenue of $2.1 million. Principally as a result of the increase in inventory and the net loss for the period, the Company's operating activities used cash of $1.7 million during the first quarter of 2001.

                           HAWKER PACIFIC AEROSPACE


On March 16, 2001, LHT converted into common stock approximately $9.8 million of principal and accrued interest due to it under a note payable with the Company. This conversion will save the Company approximately $1.0 million in annual interest, and it has eliminated a comparable amount of annual amortization of the discount on this note payable.

The Company believes that its cash position will remain tight but manageable during the second and third quarters of 2001. The Company further expects that the increased levels of revenue and margin expected in the latter half of 2001, as discussed above, will improve the Company's cash liquidity subsequent to the third quarter of this year. The Company is considering other means of raising capital, including asset sales where appropriate. The Company is also presently in discussions with its senior lender and LHT regarding a proposed line of credit from LHT. The contemplated line of credit, in the amount of 5.2 million British pounds (approximately $7.5 million), would be provided to the Company's UK operation to support higher levels of revenue in the UK, and to supplement cash available for capital investment in both the UK and Sun Valley operations. The Company can provide no assurances that the line of credit with LHT will be approved, or funded in that amount. If the line of credit is not implemented, the Company believes that funds provided from operations, and asset sales if necessary, will be sufficient to meet the Company's cash requirements for the next twelve months.

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this document involve risks and uncertainties that may affect the Company's operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, legal, governmental, environmental and technological factors, as well as competitive pricing and market conditions, customer concentration, foreign currency risk, and the Company's continuing ability to acquire adequate and reasonably priced inventory, successfully manage rapid growth, meet increasing requirements for capital, and successfully develop its UK subsidiary into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

Foreign Currency Risk. The Company has operations in the UK and the Netherlands, and also conducts business with customers in many other countries worldwide. These activities may generate gains and losses as a result of currency fluctuations, and may require translation adjustments to the value of certain assets in the Company's foreign operations. Foreign currency exchange rates could also cause the Company's services to become relatively more expensive in particular countries, leading to a reduction in revenue in that country.

The Company reduces foreign currency risk by generally requiring that customers pay for the services of the Company's foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units.

If the US dollar continues to strengthen against the British pound, sales from the Company's UK subsidiary will provide less consolidated revenue. A strong dollar also increases material costs for the Company's UK operation, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company's intercompany receivables from the UK operation will become less valuable. The Company is currently considering hedging strategies to mitigate the impact in this currency.

Interest Rate Risk. The Company's debt facilities carry interest rates that vary in accordance with the US and UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as the LIBOR changes. The extent of this risk is not quantifiable or predictable.

                           HAWKER PACIFIC AEROSPACE


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On March 16, 2001, the Company sold and issued to LHT 3,136,952 shares of its common stock in a private transaction in exchange for LHT's surrender and cancellation of $9,803,000 of principal and accrued interest owing to LHT under the Loan Agreement entered into between the Company and LHT in September 2000. The exchange price of the common stock was $3.125 per share, which equaled the average of the closing bid prices of the common stock as reported on the Nasdaq Stock Market on the five trading days preceding February 6, 2001, which was the date of the agreement between LHT and the Company to carry out the exchange of shares for indebtedness. In completing the exchange, the Company relied upon the private placement exemption afforded under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2001.


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date:  May 14, 2001              By /s/  Philip M. Panzera
                                    ------------------------------
                                    Philip M. Panzera
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)