Form 10-Q
period 2001-06-30
HAWKER PACIFIC AEROSPACE
filed 2001-08-13
CIK 1049625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-29490

HAWKER PACIFIC AEROSPACE

(Exact name of registrant as specified in its charter)

California	95-3528840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 Sherman Way, Sun Valley, California	91352
(Address of principal executive offices)	(Zip Code)

(818) 765-6201

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES   [X]    NO  [   ]

     The number of shares of the registrant’s common stock outstanding on July 18, 2001, was 10,160,675 shares.

HAWKER PACIFIC AEROSPACE

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets

Cash	$1,957,000	$3,349,000

Accounts receivable, less allowance for doubtful accounts of $261,0000 and $1,038,000 at June 30, 2001 and December 31, 2000	11,475,000	14,954,000

Inventories	31,567,000	27,398,000

Prepaid expenses	1,122,000	855,000

Deferred taxes	1,773,000	1,668,000

Total current assets	47,894,000	48,224,000

Equipment and leasehold improvements, net	12,947,000	14,232,000

Exchange assets, net	32,015,000	33,816,000

Total fixed assets	44,962,000	48,048,000

Other assets	1,853,000	1,727,000

Total assets	$94,709,000	$97,999,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable	$8,676,000	$9,962,000

Deferred revenue	7,447,000	5,199,000

Accrued payroll and employee benefits	2,026,000	1,826,000

Accrued expenses and other liabilities	6,781,000	6,091,000

Note payable to related party	743,000	2,325,000

Current portion of note payable	509,000	—

Total current liabilities	26,182,000	25,403,000

Long-term debt

Bank note	64,352,000	65,956,000

Note payable to related party	—	4,179,000

Total long-term debt	64,352,000	70,135,000

Deferred taxes	3,043,000	2,980,000

Commitments and contingencies

Shareholders’ equity (deficit)

Common stock: 20,000,000 shares authorized; issued and outstanding: 10,160,675 and 7,022,265 at June 30, 2001, and December 31, 2000, respectively	35,934,000	28,682,000

Accumulated deficit	(29,043,000)	(24,221,000)

Accumulated other comprehensive loss	(5,759,000)	(4,980,000)

Total shareholders’ equity (deficit)	1,132,000	(519,000)

Total liabilities and shareholders’ equity (deficit)	$94,709,000	$97,999,000

See accompanying Notes to Condensed Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	June 30

	2001	2000

Revenue	$21,224,000	$20,299,000

Cost of revenue	20,383,000	16,895,000

Gross margin	841,000	3,404,000

Selling, general and administrative expense	3,288,000	2,230,000

Income (loss) from operations	(2,447,000)	1,174,000

Interest expense, net	(1,320,000)	(2,288,000)

Miscellaneous expense	20,000	(20,000)

Loss before income taxes	(3,747,000)	(1,134,000)

Income tax benefit	—	(455,000)

Net loss	(3,747,000)	(679,000)

Accretion of discount and redemption premium on preferred stock	—	(831,000)

Preferred stock dividend	—	(60,000)

Net loss available to common shareholders	$(3,747,000)	$(1,570,000)

Loss per common share: basic and diluted	$(0.37)	$(0.27)

Number of shares: basic and diluted	10,160,675	5,824,589

See accompanying Notes to Condensed Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended
	June 30

	2001	2000

Revenue	$40,144,000	$41,787,000

Cost of revenue	35,294,000	34,317,000

Gross margin	4,850,000	7,470,000

Selling, general and administrative expense	6,362,000	5,113,000

Income (loss) from operations	(1,512,000)	2,357,000

Interest expense, net	(3,330,000)	(3,990,000)

Miscellaneous expense	20,000	(86,000)

Loss before income taxes	(4,822,000)	(1,719,000)

Income tax benefit	—	(689,000)

Net loss	(4,822,000)	(1,030,000)

Accretion of discount and redemption premium on preferred stock	—	(1,958,000)

Preferred stock dividend	—	(134,000)

Net loss available to common shareholders	$(4,822,000)	$(3,122,000)

Loss per common share: basic and diluted	$(0.54)	$(0.54)

Number of shares: basic and diluted	8,877,850	5,823,491

See accompanying Notes to Condensed Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common Stock			Other
			Accumulated	Comprehensive
	# of Shares	Amount	Deficit	Loss	Total

Balances at December 31, 2000	7,022,265	$28,682,000	$(24,221,000)	$(4,980,000)	$(519,000)

Net loss	—	—	(4,822,000)	—	(4,822,000)

Foreign currency translation	—	—	—	(779,000)	(779,000)

Comprehensive loss	—	—	—	—	(5,601,000)

Exercise of stock options	1,458	—	—	—	—

Issuance of common stock	3,136,952	7,252,000	—	—	7,252,000

Balances at June 30, 2001	10,160,675	$35,934,000	$(29,043,000)	$(5,759,000)	$1,132,000

See accompanying Notes to Condensed Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30

	2001	2000

Operating Activities

Net loss	$(4,822,000)	$(1,030,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Deferred income taxes	—	(706,000)

Depreciation and amortization	2,241,000	2,314,000

Amortization of loan discounts	245,000	—

Bad debt expense	30,000	—

Changes in operating assets and liabilities:

Accounts receivable and other receivables	3,161,000	3,916,000

Inventory	(5,104,000)	(3,798,000)

Prepaid expenses and other current assets	(325,000)	926,000

Accounts payable	(1,024,000)	(534,000)

Deferred revenue	2,637,000	23,000

Accrued liabilities	2,305,000	1,335,000

Cash provided by (used in) operating activities	(656,000)	2,446,000

Investing Activities

Purchases of equipment, leasehold improvements and landing gear	(1,366,000)	(2,946,000)

Deposits for construction in progress	(50,000)	(678,000)

Cash used in investing activities	(1,416,000)	(3,624,000)

Financing Activities

Principal payments on bank notes	—	(1,686,000)

Borrowings on line of credit	775,000	2,062,000

Deferred acquisition and loan fee expense	(95,000)	—

Cash provided by financing activities	680,000	376,000

Decrease in cash	(1,392,000)	(802,000)

Cash, beginning of period	3,349,000	2,227,000

Cash, end of period	$1,957,000	$1,425,000

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$2,684,000	$3,770,000

Income taxes	107,000	11,000

Non-cash items

Conversion of principal due on the LHT note payable into common stock	$6,749,000	—

Conversion of interest due on the LHT note payable into common stock	$503,000	—

See accompanying Notes to Condensed Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

Interim Condensed Financial Statements

During interim periods, Hawker Pacific Aerospace (“Hawker US”) and its wholly-owned United Kingdom subsidiary, Hawker Pacific Aerospace Ltd. (“Hawker UK”) (collectively, the “Company”), follow the accounting policies set forth in its Annual Report on Form 10-K, and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report on Form 10-K for fiscal year 2000 when reviewing interim financial results.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially excess or slow-moving inventory, warranty accruals, deferred tax asset valuation allowances, and a provision for anticipated losses on future work covered by contracts performed at Hawker UK. Actual results may differ from those estimates. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s requirements for Form 10-Q and contain all adjustments of a normal and recurring nature that are necessary to present fairly the financial position of the Company as of June 30, 2001, and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

Contingencies

The Company is from time to time involved in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of its business. The Company is not, however, currently involved in any litigation or subject to any claim that has not been provided for, or that would have a material adverse effect on the financial position, results of operation or cash flow of the Company.

Loss per Share

Basic and diluted loss per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. Basic loss per share is the same as diluted loss per share for all periods presented. The number of shares used in the calculation of basic and diluted loss per share for the three months ended June 30, 2001 and 2000, was 10,160,675 and 5,824,589, respectively. The number of shares used in the calculation of basic and diluted loss per share for the six months ended June 30, 2001 and 2000, was 8,877,850 and 5,823,491, respectively. The net loss used in the calculation of basic and diluted loss per share for the three months and six months ended June 30, 2000, has been adjusted for the accretion of the discount and redemption premium on the preferred stock to derive net loss available to common shareholders.

Options to purchase 820,954 shares of common stock at exercise prices between $2.25 and $9.88 were outstanding and vested during the second quarter of 2001. None of these were included in the computation of diluted loss per share because the exercise price was greater than the average market price of the common shares and/or the Company incurred a loss for the period and, therefore, the effect would be antidilutive.

HAWKER PACIFIC AEROSPACE

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations or cash flow of the Company.

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There are also transition provisions that apply to certain business combinations completed before July 1, 2001. SFAS 142, which becomes effective for the Company on January 1, 2002, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company does not, however, currently carry any goodwill or indefinite-lived intangible assets on its balance sheet. The Company does not believe that these new standards will have a material effect on its financial statements.

2. INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,
	2001	2000

Purchased parts and assemblies	$22,292,000	$20,543,000

Work in process	9,275,000	6,855,000

	$31,567,000	$27,398,000

3. RELATED PARTY TRANSACTIONS

On June 8, 2001, the Company’s majority shareholder, Lufthansa Technik AG (“LHT”), provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5.2 million British pounds sterling (approximately $7.4 million), must be repaid within 364 days. Amounts advanced under the facility bear interest, payable monthly, at a daily average rate based on the London Sterling Overnight Index Average (“SONIA”), plus a 270 basis point margin (approximately 8% as of June 30, 2001). Proceeds from the facility will be used for certain capital investments, and to supplement general working capital in Hawker UK. As of July 31, 2001, Hawker UK has drawn $3,057,000 on the line of credit.

Hawker US and Hawker UK have two separate senior loan facilities with Landesbank Hessen-Thüringen Girozentrale and Kreditanstalt für Wiederaufbrau (the “Banks”). To obtain the consent of the Banks for the credit line facility, LHT entered into a Guarantee Agreement on June 8, 2001, with the Banks. Under the Guarantee Agreement, LHT agreed to provide a guarantee (the “Guarantee”) to secure the claims of the Banks under the $45,000,000 Credit Agreement with Hawker US. In consideration for the Guarantee, the Banks entered into a Guarantee Commission Agreement with LHT on June 8, 2001, whereby the Banks agreed to pay LHT a commission equal to 1.95% per annum on the amount drawn under the Credit Agreement. In addition, the Banks executed letter agreements confirming that any amounts drawn by Hawker UK on the credit line will not be taken into account in determining the compliance of Hawker US or Hawker UK with the senior loan facilities.

During the second quarter of 2001, the Company received $783,000 from LHT for overhaul services rendered, and purchased $82,000 of spare parts from LHT.

HAWKER PACIFIC AEROSPACE

4. PROVISION FOR ANTICIPATED LOSSES ON CONTRACTS

The Company records a current charge to cost of revenue whenever it is anticipated that the total estimated costs will exceed the total estimated revenue over the life of a contract. The amount of the provision is the excess of cost over revenue for every overhaul event for which the Company anticipates a loss during the contract term. As each overhaul event is completed in the future, the specific portion of the provision previously accrued for that overhaul is utilized.

This provision has been recorded for certain contracts performed at Hawker UK, and includes anticipated losses on overhaul events based on management’s estimates. During the three months ended June 30, 2001, $500,000 was utilized from the provision, and $1,626,000 was added to the provision. The increase to the provision resulted from changes in the number and timing of overhauls by certain customers, changes in the estimate of future overhaul costs, and the addition of certain new contracts (including an estimated $277,000 increase for subcontract work from LHT). During the six months ended June 30, 2001, $765,000 was utilized from the provision, and $1,896,000 was added to the provision. As of June 30, 2001, the remaining provision, which is recorded in accrued expenses and other liabilities, amounts to $3,186,000.

5. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, sets forth standards for public companies relating to the reporting of financial and descriptive information about business segments and enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company’s operations.

	United States		United Kingdom		Consolidated

As of June 30	2001	2000	2001	2000	2001	2000

Total assets	$49,894,000	$52,096,000	$44,815,000	$47,451,000	$94,709,000	$99,547,000

Total fixed assets (net of depreciation and amortization)	16,886,000	18,861,000	28,076,000	31,939,000	44,962,000	50,800,000

For the quarter ended June 30

Revenue by location of operations	11,375,000	15,412,000	9,849,000	4,887,000	21,224,000	20,299,000

Loss before income taxes	(862,000)	(58,000)	(2,885,000)	(1,076,000)	(3,747,000)	(1,134,000)

The Company generated revenue from customers located outside the United States of $14,148,000 and $7,337,000 for the quarters ended June 30, 2001 and 2000, respectively.

6. SUBSEQUENT EVENTS

In July 2001, the Company entered into a Cooperation Agreement and General Supporting Contract with LHT. The Cooperation Agreement establishes areas of cooperation between the Company and LHT related to aircraft component and landing gear services jointly provided by both companies to their combined customer base. The General Supporting Contract describes the procedures, terms and conditions under which the Company and LHT shall together perform the services contemplated under the Cooperation Agreement. The Cooperation Agreement does not specify the amount of work that will be done at the Company’s London facility or the amounts to be charged, but if current service contracts of LHT and the Company were to remain in effect over the next three years, charges remained as currently provided in those service contracts and if the number of covered aircraft and current customer maintenance schedules and requirements remained in effect through this period, the Company’s London operation would see additional activity during the next three years of up to approximately $22 million in additional revenue. This amount may increase or decrease materially based on a number of factors including, among others, new service contracts awarded to either LHT or the Company, changes in existing service contracts, aircraft retirements or sales, changes in customer schedules or requirements, and operational planning by either party.

HAWKER PACIFIC AEROSPACE

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

Results of Operations

The following analysis compares the Company’s results of operations for the quarter and six months ended June 30, 2001, with the quarter and six months ended June 30, 2000.

Second quarter revenue increased by 5% to $21,224,000 from $20,299,000 in 2000, while year-to-date revenue decreased by 4% to $40,144,000 from $41,787,000 in the prior comparable period. The quarterly revenue increase occurred primarily in sales of spare parts and other overhaul services. Landing gear revenue for the quarter and six months decreased from the prior year, as customer schedules for overhaul work during fiscal year 2001 were relatively light in the first and second quarters, and are expected to be heavier in the third and fourth quarters. This is not indicative of a trend, or any seasonality, but merely reflects the fact that overhaul schedules are not evenly distributed throughout the four quarters of 2001. Based on the current overhaul schedule for the remainder of 2001 the Company expects that consolidated revenue for fiscal year 2001 will exceed the 2000 result.

Cost of revenue for the quarter increased by 21% to $20,383,000 from $16,895,000 in the second quarter of 2000. This increase included a $1,626,000 addition to a provision for anticipated losses on certain contracts in the Company’s United Kingdom subsidiary (“Hawker UK”). Excluding this provision increase, the cost of revenue for work performed in the second quarter increased by 11%. This increase resulted from additional costs on the higher sales volume and increased subcontracting costs in Hawker UK. The increase to the provision for anticipated losses resulted from changes in the number and timing of overhauls by certain customers, changes in the estimate of future overhaul costs, and the addition of certain new contracts. The addition of new loss-producing contracts adversely affects the current period as Hawker UK records the entire loss expected on a multi-year contract in the current period. When Hawker UK performs the associated overhaul work in the future the specific portion of the provision accrued for that event will be utilized. Hawker UK has a high level of fixed costs, and operates at less than half of capacity, and Hawker UK has therefore accepted certain contracts that are expected to operate at a loss. These contracts help Hawker UK continue to build its business base in Europe, and provide increased absorption of fixed costs, thereby improving margins on other Hawker UK jobs. Although these contracts adversely affect net income, they should each provide positive cash flow to the business.

Year-to-date cost of revenue increased by 3% to $35,294,000 from $34,317,000 in 2000. This increase was caused by a $1,896,000 increase in the provision for anticipated losses. Excluding this provision increase, year-to-date cost of revenue for actual work performed decreased by 3%, as compared with the 4% decrease in year-to-date revenue.

Gross margin was anticipated to be low in the first and second quarters because the product mix for landing gear overhauls is skewed this year, with more of the Company’s lower margin aircraft types in the first two quarters. Hawker UK, while still operating at a loss, continues to show improvement in operating efficiencies. The UK operation has improved turn-around times for landing gear overhauls and implemented a number of effective cost savings initiatives. The Company expects that these changes will result in improved landing gear margins for this unit.

Selling, general and administrative expense for the second quarter of 2001 increased to $3,288,000 from $2,230,000 in the prior comparable period. Year-to-date selling, general and administrative expense increased to $6,362,000 from $5,113,000 in the prior comparable period. These increases were primarily attributable to increased expenses for payroll, travel and commissions, offset by a reduction in bad debt expense resulting from collections of previously reserved accounts.

HAWKER PACIFIC AEROSPACE

Interest expense for the quarter and six months decreased by $968,000 and $660,000, respectively, primarily as a result of a lower interest rate on the Company’s senior loan facilities.

For the reasons above, the Company posted a net loss for the quarter of $3,747,000, or ($0.37) per common share, as compared with a net loss of $1,570,000, or ($0.27) per common share, in the second quarter of 2000. The year-to-date net loss increased to $4,822,000 from $3,122,000, or ($0.54) per common share for both periods. The Company did not record any tax benefit for pre-tax losses in either quarter of this year, and the valuation allowance for the Company’s deferred tax assets was therefore increased during 2001 by $1,446,000 to $9,770,000.

There are three developing trends during 2001 that the Company expects will provide improved operating results during the latter half of the year. Based on known overhaul schedules, revenue is expected to increase during the third and fourth quarters. The product mix of aircraft types scheduled for the second half of this year is also more favorable. The Company further expects improved margins in Hawker UK as a result of previously implemented and ongoing initiatives to improve labor efficiency and reduce material costs, and increased absorption of fixed costs on the higher sales volume anticipated.

Liquidity and Capital Resources

The following analysis compares material changes in the Company’s financial position from December 31, 2000, to June 30, 2001.

Inventories increased by $4,178,000 during the first six months of 2001, primarily as a result of a higher level of work in process at June 30, 2001. The increase in work in process generated an increase in deferred revenue of $2,248,000.

On June 8, 2001, the Company’s majority shareholder, Lufthansa Technik AG, provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5.2 million British pounds sterling (approximately $7.4 million), must be repaid within 364 days. Proceeds from the facility will be used for certain capital investments, and to supplement general working capital in Hawker UK. In addition, the proceeds have enabled Hawker UK to partially repay the Company’s Sun Valley division (“Hawker US”) for intercompany work, which will provide a corresponding liquidity benefit to Hawker US as well. As of July 31, 2001, Hawker UK has drawn $3,057,000 on the line of credit.

As a result of the anticipated increase in workload during the second half of 2001, the Company expects that cash provided from operations will also increase during this period. The anticipated margin improvements in Hawker UK are also expected to improve cash flow in that unit. The Company may also consider asset sales whenever it needs to improve its liquidity position. In addition, Hawker UK has approximately $4,372,000 available on the LHT credit line. Upon the expiration of this credit line in June 2002, the Company will either seek to extend the credit line with LHT, or will defer certain discretionary capital expenditures. For these reasons, the Company expects that it will have sufficient funds to meet its cash requirements for the next twelve months.

Subsequent Events

In July 2001, the Company entered into a Cooperation Agreement and General Supporting Contract with LHT. The Cooperation Agreement establishes areas of cooperation between the Company and LHT related to aircraft component and landing gear services jointly provided by both companies to their combined customer base. The General Supporting Contract describes the procedures, terms and conditions under which the Company and LHT shall together perform the services contemplated under the Cooperation Agreement. The Cooperation Agreement does not specify the amount of work that will be done at the Company’s London facility or the amounts to be charged, but if current service contracts of LHT and the Company were to remain in effect over the next three years, charges remained as currently provided in those service contracts and if the number of covered aircraft and current customer maintenance schedules and requirements remained in effect through this period, the Company’s London operation would see additional activity during the next three years of up to approximately $22 million in additional revenue. This amount may increase or decrease materially based on a

HAWKER PACIFIC AEROSPACE

number of factors including, among others, new service contracts awarded to either LHT or the Company, changes in existing service contracts, aircraft retirements or sales, changes in customer schedules or requirements, and operational planning by either party.

Recent Accounting Pronouncements

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There are also transition provisions that apply to certain business combinations completed before July 1, 2001. SFAS 142, which becomes effective for the Company on January 1, 2002, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company does not, however, currently carry any goodwill or indefinite-lived intangible assets on its balance sheet. The Company does not believe that these new standards will have a material effect on its financial statements.

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company’s plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. The forward looking statements contained in this document involve risks and uncertainties that may affect the Company’s operations, markets, products, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, legal, governmental, environmental and technological factors, as well as competitive pricing and market conditions, customer concentration, foreign currency risk, and the Company’s continuing ability to acquire adequate and reasonably priced inventory, successfully manage rapid growth, meet increasing requirements for capital, and successfully develop Hawker UK into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward looking statements. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

Foreign Currency Risk.  The Company has foreign operations in the UK and the Netherlands, and also conducts business with customers in many other countries worldwide. These activities may generate gains and losses as a result of currency fluctuations, and may require translation adjustments to the value of certain assets in the Company’s foreign operations. Foreign currency exchange rates could also cause the Company’s services to become relatively more expensive in particular countries, leading to a reduction in revenue in that country.

The Company reduces foreign currency risk by generally requiring that customers pay for the services of the Company’s foreign operating units in the currency of the country where the operating unit is located. The Company periodically exchanges material sums of money between the operating units.

If the US dollar strengthens against the British pound, Hawker UK sales will provide less consolidated revenue. A strong dollar also increases material costs for Hawker UK, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company’s intercompany receivables from Hawker UK will become less valuable. The Company is currently considering hedging strategies to mitigate exchange rate fluctuations in this currency.

HAWKER PACIFIC AEROSPACE

Interest Rate Risk.  The Company’s debt facilities carry interest rates that vary in accordance with the SONIA and US/UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as these market rates change. The extent of this risk is not quantifiable or predictable.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.57	Revolving Credit Facility Agreement between Hawker US, Hawker UK and LHT, dated June 8, 2001

10.58	Cooperation Agreement and General Supporting Contract between Hawker US, Hawker UK and LHT, dated July 11, 2001

(b)  Form 8-K

       No reports were filed on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKER PACIFIC AEROSPACE

Date: July 27, 2001	By	/s/ Philip M. Panzera

Philip M. Panzera
Executive Vice President
(Principal Financial and Accounting Officer)