Form 10-Q
period 2001-09-30
HAWKER PACIFIC AEROSPACE
filed 2001-11-14
CIK 1049625

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

        The number of shares of the registrant's common stock outstanding on October 15, 2001, was 10,160,675 shares.


================================================================================

                            HAWKER PACIFIC AEROSPACE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                           ASSETS                                           2001                2000
                                                                        -------------       ------------
                                                                         (unaudited)
Current assets
   Cash                                                                 $   1,677,000       $  3,349,000
   Accounts receivable, less allowance for doubtful
      accounts of $348,000 and $1,038,000 at
      September 30, 2001 and December 31, 2000, respectively               15,273,000         14,954,000
   Other receivables                                                        1,215,000                 --
   Inventories                                                             32,067,000         27,398,000
   Prepaid expenses and other current assets                                1,012,000            855,000
   Deferred taxes                                                           1,695,000          1,668,000
                                                                        -------------       ------------
      Total current assets                                                 52,939,000         48,224,000

Equipment and leasehold improvements, net                                  12,978,000         14,232,000
Exchange assets, net                                                       32,711,000         33,816,000
                                                                        -------------       ------------
      Total fixed assets                                                   45,689,000         48,048,000

Other assets                                                                1,965,000          1,727,000
                                                                        -------------       ------------
      Total assets                                                      $ 100,593,000       $ 97,999,000
                                                                        =============       ============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Line of credit with related party                                    $   5,211,000       $         --
   Accounts payable                                                        10,615,000          9,962,000
   Deferred revenue                                                         6,797,000          5,199,000
   Accrued payroll and employee benefits                                    1,929,000          1,826,000
   Accrued expenses and other liabilities                                   3,952,000          3,905,000
   Provision for anticipated contract losses                                2,807,000          2,186,000
   Note payable to related party                                                   --          2,325,000
   Current portion of bank note                                             1,009,000                 --
                                                                        -------------       ------------
         Total current liabilities                                         32,320,000         25,403,000

Long-term debt
   Bank note                                                               64,692,000         65,956,000
   Note payable to related party                                                   --          4,179,000
                                                                        -------------       ------------
      Total long-term debt                                                 64,692,000         70,135,000

Deferred  taxes                                                             2,909,000          2,980,000

Commitments and contingencies

Shareholders' equity (deficit)
   Common stock:  20,000,000 shares authorized;
      issued and outstanding:  10,160,675 and  7,022,265 shares at
      September 30, 2001 and December 31, 2000, respectively               35,934,000         28,682,000
   Accumulated deficit                                                    (30,020,000)       (24,221,000)
   Accumulated other comprehensive loss                                    (5,242,000)        (4,980,000)
                                                                        -------------       ------------
      Total shareholders' equity (deficit)                                    672,000           (519,000)

Total liabilities and shareholders' equity (deficit)                    $ 100,593,000       $ 97,999,000
                                                                        =============       ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three months ended
                                                                    September 30
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
Revenue                                                    $ 22,530,000      $ 18,533,000
Cost of revenue                                              19,484,000        17,529,000
                                                           ------------      ------------
Gross margin                                                  3,046,000         1,004,000

Selling, general and administrative expense                   2,794,000         2,915,000
                                                           ------------      ------------
Income (loss) from operations                                   252,000        (1,911,000)

Interest expense, net                                        (1,229,000)       (2,560,000)
Other expense                                                        --        (1,808,000)
                                                           ------------      ------------
Loss before income taxes                                       (977,000)       (6,279,000)

Provision for income taxes                                           --         4,797,000
                                                           ------------      ------------
Net loss                                                       (977,000)      (11,076,000)

Preferred stock dividend                                             --           (60,000)
                                                           ------------      ------------
Net loss available to common shareholders                  $   (977,000)     $(11,136,000)
                                                           ============      ============

Loss per common share: basic and diluted                   $      (0.10)     $      (1.90)

Weighted average shares outstanding: basic and diluted       10,160,675         5,854,789

      See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Nine months ended
                                                                    September 30
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
Revenue                                                    $ 62,674,000      $ 60,320,000
Cost of revenue                                              54,778,000        51,846,000
                                                           ------------      ------------
Gross margin                                                  7,896,000         8,474,000

Selling, general and administrative expense                   9,156,000         8,028,000
                                                           ------------      ------------
Income (loss) from operations                                (1,260,000)          446,000

Interest expense, net                                        (4,559,000)       (6,550,000)
Other income (expense), net                                      20,000        (1,894,000)
                                                           ------------      ------------
Loss before income taxes                                     (5,799,000)       (7,998,000)

Provision for income tax                                             --         4,108,000
                                                           ------------      ------------
Net loss                                                     (5,799,000)      (12,106,000)

Accretion of discount and redemption premium
    on preferred stock                                               --        (1,960,000)
Preferred stock dividend                                             --          (193,000)
                                                           ------------      ------------
Net loss available to common shareholders                  $ (5,799,000)     $(14,259,000)
                                                           ============      ============

Loss per common share: basic and diluted                   $      (0.62)     $      (2.44)

Weighted average shares outstanding: basic and diluted        9,310,157         5,833,999

      See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                  Accumulated
                                                                                     Other
                                         Common Stock           Accumulated      Comprehensive
                                 # of Shares       Amount         Deficit            Loss             Total
                                 -----------    ------------    ------------     -------------     -----------
Balances at
December 31, 2000                 7,022,265     $28,682,000     $(24,221,000)     $(4,980,000)     $  (519,000)

Net loss                                 --              --       (5,799,000)              --       (5,799,000)
Foreign currency translation             --              --               --         (262,000)        (262,000)
                                                                                                   -----------
Comprehensive loss                       --              --               --               --       (6,061,000)

Exercise of stock options             1,458              --               --               --               --

Issuance of common stock          3,136,952       7,252,000               --               --        7,252,000
--------------------------------------------------------------------------------------------------------------
Balances at
   September 30, 2001            10,160,675     $35,934,000     $(30,020,000)     $(5,242,000)     $   672,000
                                 ==========     ===========     ============      ===========      ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Nine months ended
                                                                            September 30
                                                                    -----------------------------
                                                                       2001              2000
                                                                    -----------      ------------
OPERATING ACTIVITIES
Net loss                                                            $(5,799,000)     $(12,106,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Deferred income taxes                                              (114,000)        4,372,000
    Depreciation and amortization                                     3,123,000         3,289,000
Changes in operating assets and liabilities:
    Accounts receivable and other receivables                        (1,503,000)        6,341,000
    Inventories                                                      (4,605,000)       (2,885,000)
    Prepaid expenses and other current assets                          (162,000)        1,010,000
    Accounts payable                                                    699,000        (4,629,000)
    Deferred revenue                                                  1,587,000          (874,000)
    Accrued liabilities                                               1,361,000         2,377,000
                                                                    -----------      ------------
Cash used in operating activities                                    (5,413,000)       (3,105,000)

INVESTING ACTIVITIES
Purchases of equipment, leasehold improvements and landing gear      (1,168,000)       (3,157,000)
Other Assets                                                           (179,000)               --
                                                                    -----------      ------------
    Cash used in investing activities                                (1,347,000)       (3,157,000)

FINANCING ACTIVITIES
Principal payment on bank note                                           (7,000)         (613,000)
Principal payment on related party note                                      --        (2,500,000)
Borrowing under related party note                                           --         9,300,000
Borrowing under related party line of credit                          5,327,000                --
Borrowing under line of credit                                               --         1,274,000
Deferred acquisition and loan fee expense                               (61,000)          200,000
                                                                    -----------      ------------
    Cash provided by financing activities                             5,259,000         7,661,000
                                                                    -----------      ------------

Increase (decrease) in cash                                          (1,501,000)        1,399,000
Effect of exchange rate changes on cash                                (171,000)               --
Cash, beginning of period                                             3,349,000         2,227,000
                                                                    -----------      ------------
Cash, end of period                                                 $ 1,677,000      $  3,626,000
                                                                    ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                      $ 3,827,000      $  5,472,000
      Income taxes                                                      114,000            17,000

NON-CASH ITEMS
   Conversion of principal due on the LHT
   note payable into common stock                                   $ 6,749,000                --

   Conversion of interest due on the LHT
   note payable into common stock                                   $   503,000                --

      See accompanying Notes to Condensed Consolidated Financial Statements

                            HAWKER PACIFIC AEROSPACE


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

Interim Condensed Financial Statements

During interim periods, Hawker Pacific Aerospace ("Hawker US") and its wholly-owned United Kingdom subsidiary, Hawker Pacific Aerospace Ltd. ("Hawker UK") (collectively, the "Company"), follow the accounting policies set forth in its Annual Report on Form 10-K, and apply appropriate interim financial reporting standards, as indicated below. Users of these condensed consolidated interim financial statements are encouraged to refer to the notes contained in the Annual Report on Form 10-K for fiscal year 2000 when reviewing such interim financial results.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements for Form 10-Q and contain all adjustments of a normal and recurring nature that are necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

Contingencies

On October 1, 2001, First Union Securities Inc. was awarded $989,000 in an arbitrated claim against the Company. First Union provided investment banking services to the Company and the claim sought payment of their fee for those services. Pursuant to an indemnification agreement, the Company ceded control of the First Union claim to a group of individual shareholders associated with Unique Investment Corporation (the "Unique Sellers"), and the Unique Sellers agreed to indemnify the Company for any costs related to the claim in excess of $250,000. The Company paid First Union the $989,000 award in October 2001. As of October 22, 2001, the Unique Sellers had not honored their indemnification agreement, and the Company filed an arbitration claim to enforce the terms of the agreement (see Note 7 for further information).

The Company is also involved from time to time in various lawsuits, claims and inquiries, which the Company believes are routine to the nature of its business. Except as described above, the Company is not currently involved in any litigation or subject to any claim that has not been provided for, or that would have a material adverse effect on the financial position, results of operation or cash flow of the Company.

Loss per Share

Basic and diluted loss per common share is computed based upon the weighted average number of common shares outstanding for the period. The number of shares used in the calculation of basic and diluted loss per share for the three months ended September 30, 2001 and 2000 was 10,160,675 and 5,854,789, respectively. The number of shares used in the calculation of basic and diluted loss per share for the nine months ended September 30, 2001 and 2000 was 9,310,157 and 5,833,999, respectively.

The effect of dilutive securities was not included in the computation of diluted loss per share for the three months and the nine months ended September 30, 2001 because the effect would have been antidilutive. Options to purchase 810,804 shares of common stock at exercise prices between $3.38 and $9.88 and 595,246 shares of common stock at exercise prices between $6.88 and $9.88 were outstanding during 2001 and 2000, respectively

                            HAWKER PACIFIC AEROSPACE


and were excluded from the computation of diluted loss per share as the exercise price was greater than the average market price of the common shares. Accordingly, basic loss per share is the same as diluted loss per share for all periods presented.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. There are also transition provisions that apply to certain business combinations completed before July 1, 2001. SFAS 142, which becomes effective for the Company on January 1, 2002, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company does not, however, currently carry any goodwill or indefinite-lived intangible assets on its balance sheet, as such, the Company does not believe that these standards will have a material impact on the financial position, results of operations or cash flow of the Company.

2. INVENTORIES

Inventories are comprised of the following:

                                           September 30,        December 31,
                                               2001                 2000
                                           -------------        ------------
     Purchased parts and assemblies         $23,404,000         $20,543,000
     Work in process                          8,663,000           6,855,000
                                            -----------         -----------
                                            $32,067,000         $27,398,000
                                            ===========         ===========

3. NOTE PAYABLE TO RELATED PARTY

On June 8, 2001, the Company's majority shareholder, Lufthansa Technik AG ("LHT"), provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5,200,000 British pounds sterling ($7,564,000 at November 9, 2001), is currently scheduled for repayment in June 2002 (see Note 7). Amounts advanced under the facility bear interest, payable monthly, at a daily average rate based on the London Sterling Overnight Index Average ("SONIA"), plus a 270 basis point margin (approximately 8% as of September 30, 2001). Proceeds from the facility are being used for capital investment and additional working capital at Hawker UK. As of November 9, 2001, 290,000 pounds ($422,000) remained available on the line of credit.

4. RELATED PARTY TRANSACTIONS

During the third quarter of 2001, the Company received $38,000 from LHT for overhaul services rendered, and purchased $139,000 of spare parts from LHT.

5. PROVISION FOR ANTICIPATED LOSSES ON CONTRACTS

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

This provision has been recorded for certain contracts performed at Hawker UK, and includes anticipated losses on overhaul events based on management's estimates. During the three months ended September 30, 2001, $907,000 was utilized from the provision, and $414,000 was added to the provision. This addition to the provision was recorded based on decreased revenue projections as a result of the events of September 11, 2001. A reduction in sales volume would result in lower overhead absorption and higher pro rata costs for the remaining jobs.

                            HAWKER PACIFIC AEROSPACE


During the nine months ended September 30, 2001, $1,715,000 was utilized from the provision, and $2,320,000 was added to the provision. Additional reasons for the year-to-date increase in the provision include changes in the number and timing of overhauls by certain customers, changes in the estimate of future overhaul costs, and the addition of certain new contracts. As of September 30, 2001, the remaining provision amounts to $2,807,000.

6. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, sets forth standards relating to the reporting of financial and descriptive information about business segments and enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company's operations.

                                           United States                 United Kingdom                 Consolidated
As of September 30                      2001           2000           2001           2000            2001           2000
------------------                   -----------    -----------    -----------    -----------    ------------    -----------
Total assets                         $51,976,000    $49,274,000    $48,617,000    $44,857,000    $100,593,000    $94,131,000
Total fixed assets (net of
   depreciation and amortization)     16,857,000     18,089,000     28,832,000     30,831,000      45,689,000     48,920,000

For the quarter ended September 30
----------------------------------

Revenue by location of operations     14,175,000     13,897,000      8,355,000      4,636,000      22,530,000     18,533,000
Income (loss) before income taxes        506,000     (1,825,000)    (1,483,000)    (4,454,000)       (977,000)    (6,279,000)

Revenue from customers located outside the United States amounted to $12,700,000 and $7,052,000 for the quarters ended September 30, 2001 and 2000, respectively.

7. SUBSEQUENT EVENTS

As noted in Note 1 above, on October 1, 2001, First Union Securities Inc. was awarded $989,000 in an arbitrated claim against the Company which arose out of a series of transactions with LHT in September 2000. Pursuant to an indemnification agreement, the Company ceded control of the First Union claim to a group of individual shareholders associated with Unique Investment Corporation (the "Unique Sellers") who agreed to indemnify the Company for any costs related to the claim in excess of $250,000. The Company incurred its $250,000 obligation under the First Union claim during fiscal 2000. As of September 30, 2001, the Company has recorded the $989,000 arbitration award and an additional $32,000 in other related costs in Other Liabilities. The Company has also recorded the corresponding claim receivable of $1,021,000 in Other Receivables to represent the aggregate indemnification obligation owed to the Company by the Unique Sellers. In October 2001, the Company paid First Union the $989,000 award.

On October 22, 2001, the Company filed an arbitration claim for indemnification from the Unique Sellers pursuant to an indemnification agreement. The Company believes it is probable that it will prevail in the arbitration and that neither the arbitration award nor the indemnification proceeds would have any prospective impact on the Company's Statement of Operations.

Amounts advanced under the LHT line of credit are currently scheduled for repayment in June 2002. In a letter dated October 12, 2001, LHT agreed that it will extend the term of the credit line by one year if Hawker UK lacks sufficient funds to repay the loan in June 2002.

                            HAWKER PACIFIC AEROSPACE


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF CURRENT RESULTS

During the third quarter of 2001, the Company continued to show improved financial results, as compared with both the same quarter of the prior year and the first two quarters of the current year. Revenue during the quarter increased by 22% versus the same quarter of the prior year, gross margin more than tripled, and the Company's net loss decreased from $11 million to $1 million. The improvement also resulted from decreased interest expense, the absence of certain charges in the corresponding period of the prior year and improved operating performance of the Company's subsidiary in London ("Hawker UK"). Hawker UK has continued to increase sales, reduce its operating and material costs, improve labor efficiencies and accelerate turn-around times.

As discussed in previous quarterly filings this year, the Company's overhaul schedule during 2001 was projected to heavier in the third and fourth quarters compared to the first two quarters due to an uneven distribution of work throughout the year caused solely by customer schedules. Third quarter revenue was 12% higher than the average revenue level of the first two quarters. Prior to the September 11th terrorist attacks, the Company had also projected fourth quarter revenue to be higher than the third quarter, but the Company has now revised this projection downward. The following section addresses the Company's current expectations regarding the impact of the attacks on the Company's future results of operations.

OUTLOOK

At this time, the Company is unable to determine with certainty the potential impact on future revenues resulting from the aftermath of the September 11 terrorist attacks in the United States. Air travel in the United States has declined substantially since September 11, and the additional political and economic uncertainties resulting from the attacks have contributed to a general worsening of the already sluggish United States economy. Since the attacks, many airlines have announced significant cutbacks in their scheduled flights. Many airlines also have announced plans to accelerate the retirement of older aircraft and to consider deferring delivery of new aircraft. Following September 11, some of the Company's customers grounded aircraft on which the Company was scheduled to provide maintenance, which will adversely affect the Company's fourth quarter revenues. The Company anticipates that fourth quarter revenue will be lower than in the third quarter as a result of these developments.

The long-term effect on the Company depends upon a number of factors, including the duration of the current decline in air travel worldwide and the current economic slowdown in the United States, the extent to which the Company's customers determine to retire or ground additional aircraft, and possible future terrorist attacks, which can not be predicted. If a significant number of additional aircraft are retired or grounded, the Company's future revenues would be adversely affected. It is also possible, however, that ongoing cost-cutting measures by air carriers will lead to more outsourcing of repair and maintenance work, which may have a favorable impact on future revenues of the Company. In the meantime, the Company is continuing to implement steps to reorganize and strengthen its component services business which the Company believes may have a favorable impact on future revenues.

RESULTS OF OPERATIONS

The following analysis compares the Company's results of operations for the quarter and nine months ended September 30, 2001, with the quarter and nine months ended September 30, 2000.

Third quarter revenue increased by 22% to $22,530,000 from $18,533,000 in the third quarter of 2000, while year-to-date revenue increased by 4% to $62,674,000 from $60,320,000 in the prior comparable period. The quarterly revenue increase occurred primarily in sales of landing gear overhaul services at the UK facility. Landing gear revenue for the nine months decreased from the prior year, as customer schedules for overhaul work during fiscal year 2001 were relatively light in the first and second quarters.

                            HAWKER PACIFIC AEROSPACE


Cost of revenue for the quarter increased to $19,484,000 from $17,529,000 in the third quarter of 2000, an 11% increase as compared with the 22% increase in revenue. The reduction in cost of revenue as a percentage of sales was primarily attributable to the improved operating efficiencies at Hawker UK, which were partially offset by reduced margins at the Company's Sun Valley facility. Sun Valley margin in the third quarter declined from the prior comparable period because both the product mix and the overhaul schedule during most of fiscal year 2000 were highly favorable, resulting in the division's best ever performance. During the third quarter of 2001, $907,000 of the provision for anticipated losses on certain Hawker UK contracts was utilized, and $414,000 was added to the provision.

Year-to-date cost of revenue increased to $54,778,000 from $51,846,000 in the corresponding period of 2000, a 6% increase as compared with a 4% increase in revenue. Year-to-date changes in cost of revenue paralleled quarterly results, with improved operating efficiencies in Hawker UK, and less favorable results in Sun Valley. During 2001 to date, $1,715,000 of the provision for anticipated losses on certain Hawker UK contracts was utilized, and $2,320,000 was added to the provision. The increases to the provision for both the quarter and nine months resulted from changes in the number and timing of overhauls by certain customers, and changes in the estimate of future overhaul costs. As of September 30, 2001, the accrued balance in the provision was $2,807,000.

Selling, general and administrative expense for the third quarter of 2001 decreased to $2,794,000 from $2,915,000 in the prior comparable period. Year-to-date selling, general and administrative expense increased to $9,156,000 from $8,028,000 in the prior comparable period. The quarter and year-to-date results in 2000 included $978,000 and $1,712,000 of additional fees and costs charged by the Company's former senior lender. The year-to-date increase was also attributable to increased expenses for payroll, travel, commissions and recruitment, partially offset by a reduction in bad debt expense resulting from collections of previously reserved accounts.

Interest expense for the quarter and nine months decreased by $1,331,000 and $1,991,000, respectively, primarily as a result of lower interest rates on the Company's senior loan facilities. Other expense was favorably affected during 2001 as $1,808,000 and $1,894,000 were recorded during the third quarter and nine months of 2000 for costs associated with the LHT transactions in September 2000.

For the reasons above, the Company posted a net loss for the quarter of $977,000, or $0.10 per common share, as compared with a net loss of $11,136,000, or $1.90 per common share, in the third quarter of 2000. The year-to-date net loss decreased to $5,799,000, or $0.62 per common share, as compared with $14,259,000, or $2.44 per common share for the first nine months of 2000. The Company has not recorded any tax benefit for pre-tax losses this year, and the valuation allowance applied against the Company's deferred tax assets was therefore increased during 2001 by $2,165,000 to $10,507,000.

LIQUIDITY AND CAPITAL RESOURCES

The following analysis compares material changes in the Company's financial position from December 31, 2000, to September 30, 2001.

With an increase in overhaul work in process during the first nine months of 2001, inventories increased by $4,669,000 and deferred revenue increased by $1,598,000.

Primarily as a result of the $5,799,000 year-to-date loss, the Company used cash in operating activities of $5,413,000. This deficit was covered by $5,327,000 of advances on the LHT line of credit. As of November 9, 2001, the Company has 290,000 pounds ($422,000) available on the line of credit.

Amounts advanced under the LHT line of credit are currently scheduled for repayment in June 2002. In a letter dated October 12, 2001, LHT agreed that it will extend the term of the credit line by one year if Hawker UK lacks sufficient funds to repay the loan in June 2002.

                            HAWKER PACIFIC AEROSPACE


The Company has recorded a $1,021,000 claim receivable at September 30, 2001, with regard to an indemnification obligation owed to the Company by certain former shareholders (see Note 7 to the condensed consolidated financial statements for additional information). The Company has filed a claim in arbitration to enforce the indemnification obligation, and believes it is probable that it will collect the indemnified costs.

The Company expects that its cash liquidity will remain tight but manageable over the next few quarters. In order to maintain liquidity, the Company intends to make full use of the LHT credit line. The Company is also discussing with LHT, the possibility of increasing this credit line, but can make no assurances that this will occur, and the Company may also consider asset sales if necessary. If the credit line is extended until June 2003, as the Company expects, the Company believes that with this credit line, together with the potential increase in the credit line and/or assets sales, that the Company will have sufficient funds to meet its cash requirements for the next twelve months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements contained in this document involve risks and uncertainties that may affect the Company's operations, markets, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to: economic, legal, governmental, environmental and technological factors; the impact of the September 11th terrorist attacks on the airline industry, the economy and insurance rates; the potential for additional adverse impact from terrorist attacks and/or war; the outcome of the pending arbitration against the Unique Sellers; competitive pricing and market conditions; customer concentration; foreign currency risk; and the Company's continuing ability to acquire adequate and reasonably priced inventory, successfully manage rapid growth, meet increasing requirements for capital, and successfully develop Hawker UK into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, many of which are beyond the control of the Company, actual results may differ from those in the forward-looking statements. The Company disclaims any intent or obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

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

If the US dollar strengthens against the British pound, Hawker UK sales will provide less consolidated revenue. A strong dollar also increases material costs for Hawker UK, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company's intercompany receivables from Hawker UK will become less valuable. The Company is currently considering hedging strategies to mitigate exchange rate fluctuations in this currency.

Interest Rate Risk. The Company's debt facilities carry interest rates that vary in accordance with the SONIA and US/UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as these market rates change. The extent of this risk is not quantifiable or predictable.

                            HAWKER PACIFIC AEROSPACE


                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2001, the Company held its annual meeting of shareholders. The following three proposals were approved by the Company's shareholders, with each proposal receiving 6,661,532 affirmative votes. No proposal received any votes against or withheld, and there were no abstentions or broker non-votes.

1. All current directors were re-elected to a classified Board. Mellon C. Baird, David L. Lokken, Joel F. McIntyre, and Laurans A. Mendelson were elected to serve in Class I, with a term ending in 2002. August W. Henningsen, Dr. Peter Jansen, and James C. Stoecker were elected to serve in Class II, with a term ending in 2003.

2. The issuance of a warrant to LHT to purchase up to 2,500,000 shares of the Company's common stock at a price of $4.25 was approved. This warrant was issued in consideration of a $9.3 million subordinated loan from LHT to the Company in September 2000.

3. The issuance to LHT of 35,582 shares of the Company's common stock was approved. This issuance was in payment of the remaining portion of the accrued and unpaid dividends on the Company's 8% Series C Convertible Preferred Stock that was converted by LHT into common shares of the Company in December 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.59 Letter agreement re terms of employment with James R. Bennett, dated September 26, 2001
    10.60 Fourth Amendment to Employment Agreement with Philip M. Panzera, dated September 28, 2001

 (b) Form 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2001.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKER PACIFIC AEROSPACE


Date: November 14, 2001          By           /s/ James R. Bennett
                                    --------------------------------------------
                                    James R. Bennett
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)