Form 10-K
period 2001-12-31
HAWKER PACIFIC AEROSPACE
filed 2002-08-14
CIK 1049625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________ .

COMMISSION FILE NUMBER: 0-29490

HAWKER PACIFIC AEROSPACE

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3528840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11240 SHERMAN WAY, SUN VALLEY, CALIFORNIA (Address of principal executive offices)	91352 (Zip code)

(818) 765-6201
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, NO PAR VALUE
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [  x ] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 9, 2002 was approximately $0. The number of shares of common stock outstanding on August 9, 2002 was one share.

HAWKER PACIFIC AEROSPACE

HAWKER PACIFIC AEROSPACE

PART I

ITEM 1. BUSINESS

General

     Hawker Pacific Aerospace (“Hawker Pacific” or the “Company”) repairs and overhauls fixed wing and helicopter landing gear, hydromechanical components and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors and original equipment manufacturers (“OEMs”). The Company is a certified Federal Aviation Administration (“FAA”) and Joint Airworthiness Authority (“JAA”) (a consortium of European regulatory authorities) approved repair station and has also been granted Parts Manufacturer Approvals by the FAA.

     In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing aircraft and helicopters. The Company has long-term service contracts with many customers, including Federal Express Corporation (“Federal Express”), American Airlines, Inc. (“American Airlines”), the United States Coast Guard, British Airways, EVA Airways, China Southern and Shanghai Airlines.

     Lufthansa Technik AG (“LHT”) acquired a controlling interest in Hawker Pacific Aerospace on September 20, 2000. LHT is a wholly-owned subsidiary of Deutsche Lufthansa (“DLH”), one of the largest airlines in Europe. LHT is the technical and maintenance arm of DLH but also generates about half of its almost $3 billion in annual revenue by offering repair and overhaul services to the rest of the aviation industry. LHT is, in fact, a leading provider of outsourced aviation maintenance worldwide.

     On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly-owned subsidiary of LHT, completed a tender offer for the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer, LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one outstanding share of common stock of LHT Acquisition Corporation, owned by LHT, was converted into one outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

     The Company is organized into two divisions and one wholly-owned subsidiary. The Company’s principal operating division and headquarters is located in Sun Valley (Los Angeles), California. The Company’s Hawker Pacific Aerospace, Ltd. subsidiary operates a major overhaul facility in Hayes (London) in the United Kingdom. The Company also operates a small hydraulic repair facility in Amsterdam, The Netherlands.

     On February 4, 1998, the Company acquired (the “BA Acquisition”) substantially all of the assets of the landing gear repair and overhaul operations (the “BA Assets”) of British Airways plc (“British Airways”). The Company believes the BA Acquisition provides it with a base of operations in the United Kingdom from which to significantly expand its international repair and overhaul services.

     The Company traces its origins back to a hydraulics company formed in 1958. Hawker Pacific was incorporated in 1980 in California as a distributor of aircraft parts and certain other consumer products and began providing aircraft repair and overhaul services in 1977. The Company’s principal executive offices are located at 11240 Sherman Way, Sun Valley, California 91352, and its telephone number is (818) 765-6201.

HAWKER PACIFIC AEROSPACE

Company Operations

     Repair and Overhaul. The primary reasons for removing landing gear or hydromechanical components from an aircraft for servicing are: (i) the number of takeoffs and landings, or years since a landing gear’s last overhaul, has reached the ‘time between overhaul’ limit, or (ii) the landing gear or hydromechanical component has been damaged or is not performing optimally. The cost of servicing landing gear or hydromechanical components that have been removed varies depending upon the age and type of aircraft and the extent of repairs required.

     Each landing gear overhaul can involve numerous separate parts and work orders. For example, the Boeing 737 nose landing gear calls for over 290 parts and related work orders while the Boeing 747-200 nose gear calls for over 650 parts and related work orders. Generally, the Company performs these overhauls in approximately four to eight weeks. Hydromechanical component overhauls can involve 200 or more parts and over 25 separate work orders and are generally performed in approximately two to four weeks. In order to achieve this throughput, the Company must perform many parallel processes and integrate numerous components just before final assembly. Completing this complex overhaul work within the time constraints set by aircraft operators has led the Company to develop a highly managed systems-driven process, which is facilitated by its highly specialized management information system. See “Management Information Systems and Quality Assurance” below. The stages of the overhaul process include the following.

     Disassembly, Cleaning, and Inspection. Upon receiving a landing gear shipset or a hydromechanical component, the Company’s technicians disassemble the unit, a process which requires special tooling and expertise. Each part is completely cleaned to allow for comprehensive inspection, testing and evaluation of part size, structural integrity, and material tolerances.

     The Company uses a detailed checklist and reporting procedure to create a work order, which documents the state of each part inspected, and indicates the extent of repair or overhaul to be performed. Technicians tag all parts that need to be replaced or reworked and electronically prepare bills of material and requisitions to the Company’s parts and production departments for inventory and scheduling purposes. An internal sales order is created concurrently with the work order for shipping, pricing, billing, and delivery purposes. The Company utilizes its management information system throughout this process to reduce the amount of detailed inspection time required.

     The disassembly and inspection process enables the Company to obtain detailed information concerning which parts can be reused or repaired and which must be replaced, as well as the approximate amount of labor needed to complete the job. The Company’s computer system identifies and tracks the parts and associated work orders from each landing gear or hydromechanical component throughout the overhaul process in order to maintain the integrity of the landing gear or hydromechanical component being serviced. Shop travelers provide a complete, detailed listing of all repair and overhaul work steps and processes. Once a landing gear is disassembled, the individual parts are washed, visually inspected for obvious damage, and permanently identified using the internal work order number assigned to that delivery order. Major and minor parts are then processed for engineering evaluation and disposition of required repair work steps.

HAWKER PACIFIC AEROSPACE

     Parts Rework, Replacement and Reassembly. The next phase of an overhaul involves reworking existing parts to specifications set by the Company’s customers. This entails a combination of machining, plating, heat treatment, metal reshaping, surface finishing, and restoration of organic finish. At this phase, each part is accompanied by the customized bar-coded traveler, which facilitates the computerized prioritization and tracking of a part through the rework phase. Tight control is maintained over scheduling for each part, enabling the Company to remain within its required turnaround time. The Company performs the majority of the repair and overhaul procedures in its facilities using proprietary or specialized repair techniques. In addition, the Company utilizes in-house manufacturing capabilities to fabricate certain parts used in the overhaul process that are otherwise difficult to obtain. If a part cannot be reclaimed, the Company may install either a new part or a previously-reworked part from inventory. The Company maintains an inventory of serviceable parts that it has reworked for this purpose. Overhauling parts or using serviceable parts from inventory in lieu of new parts generally lowers customer costs and increases the Company’s margins in comparison to an overhaul that consists of exclusively new spare parts. In addition, these manufacturing and service capabilities are integral to the Company’s competitive position because they enable the Company to maintain or increase the quality of work performed and reduce cost and turnaround time relative to its competitors.

     Inspection and Shipping. After completing the rework phase of the overhaul/repair process, each part is delivered to the assembly area where the end unit is assembled, tested, and final inspection is completed. Once the end unit assembly has been accepted through final inspection it is moved to shipping, where it is packaged and prepared for dispatch.

     Pricing. The Company offers its customers different pricing arrangements for its repair and overhaul services. Pricing generally depends on the volume and complexity of the work performed, the kind and number of new or remanufactured spare parts used in the repair or overhaul, and the required turnaround time. For many of its customers, the Company exchanges a previously overhauled shipset from its inventory for an as-removed shipset from the customer’s aircraft. The Company charges the customer a fixed overhaul fee, and upon completing the overhaul of the as-removed shipset, the Company charges the customer an additional fee for spare parts or extra services required to overhaul the landing gear to the customer’s specifications. The Company typically bills a substantial portion of the repair and overhaul fee to the customer up-front upon receiving its as-removed shipset and generally receives payment for this portion of the overhaul fee before completing the overhaul.

     With certain of its customers for whom the Company regularly provides parts and services on entire fleets or large numbers of aircraft, the Company utilizes a flat fee fixed price arrangement, which it typically sets forth in long-term service agreements. Pursuant to the Company’s service agreements, the Company performs repair and overhaul services on a scheduled or as-needed basis. Pricing depends on the volume and type of aircraft landing gear or hydromechanical component to be serviced and the required turnaround time. Under its long-term service agreements, the Company is able to plan in advance for equipment and inventory requirements and can achieve efficiencies in labor hours and materials usage relative to the estimate on which the contract price was based.

Parts Distribution

     General. Aircraft spare parts are classified within the industry as (i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as-removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities, or other distributors. An overhauled part has been disassembled, inspected, repaired, reassembled, and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, overhauled, or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as-removed condition requires functional testing, repair, or overhaul by a licensed facility prior to being returned to service in an aircraft.

     Parts Sales. The Company sells factory new, FAA-approved parts manufactured by approximately 80 OEMs, including Dunlop Equipment Division, Allied Signal, Beech Aircraft Corp. (a Raytheon Company)

HAWKER PACIFIC AEROSPACE

and Goodyear Tire & Rubber. The Company also sells overhauled aircraft spare parts to a diverse base of customers in the aviation industry. The Company believes that it provides customers with value added parts distribution services by offering immediate availability, broad product lines, technical assistance and additional services.

Customers

     The Company serves a broad base of domestic and international customers in the aviation industry. Revenues from British Airways and Federal Express accounted for 23% and 16% of the Company’s consolidated fiscal 2001 revenue, respectively. Other Company customers include American Airlines, Air France, EVA Airways and many other national and regional passenger and cargo airlines. During 2001, over 86% of the Company’s landing gear business was derived from long-term contracts, generally of five to ten years in duration, representing one overhaul cycle for a customer’s fleet. The Company believes that the long-term relationships it has developed with many of its customers provide the Company with a stable and ongoing base of business, as well as a source of new business opportunities.

Management Information System And Quality Assurance

     The Company utilizes its management information system to shorten turnaround times for customer orders, increase output, improve inventory management, and reduce costs by eliminating duplication of work and reducing errors in ordering of parts. The system consists of an automated inspection and routing system, a material resources planning module, a bar-coded shop floor control module, an inventory control and parts tracing module, a tooling calibration module, and a general accounting module.

     The system enables the Company to shorten lead times, increase output and improve inventory management by allowing the Company to manage and control the process of detailed parts inspection, materials requisitioning, and work order scheduling and release. The system’s database contains much of the information required to perform landing gear inspection activities, including illustrated parts catalogues, parts specifications and other technical data. This has largely eliminated the need to update parts catalogues manually and allows an inspector using a personal computer located at his workstation to (i) refer to computer based parts manuals and catalogues to identify needed parts, (ii) access inventory to check on the availability of needed parts, (iii) requisition needed parts from inventory, and (iv) create and record an audit trail for all inspected parts and processes. These features of the system have substantially reduced total detailed inspection time required in the overhaul process.

     Using the system, all materials utilized and labor performed in connection with a work order are recorded using bar code scanners located throughout the Company’s facilities. Work order travelers are generated upon commencement of a repair or overhaul and accompany the separate parts of each landing gear or hydromechanical component throughout the overhaul process. After each stage of the process is completed, the employee who performed the work uses the bar code system to record the date of completion, his or her employee identification number, critical dimensions, and the quantity processed, accepted or rejected.

     For each repair or overhaul that it performs, the Company records: (i) all essential operations and tests conducted; (ii) inspection data on all components repaired, overhauled or exchanged for new components; and (iii) the sources of all materials issued during the course of the work. This function allows the Company to provide more accurate cost and timing estimates to customers, facilitates faster and more accurate preparation of customer invoices, and forms the basis of the Company’s comprehensive quality assurance program. In addition, shop-loading and material requisition personnel receive more accurate planning data. Using the system, management can (i) plan for material requirements in advance so that required materials for a specific unit are on hand in time to facilitate on-time delivery and (ii) optimize daily manpower and materials utilization based upon sales forecasts and actual orders.

HAWKER PACIFIC AEROSPACE

Equipment Maintenance and Tooling

     The Company performs all of the maintenance and repair on the equipment used in the repair and overhaul process. The Company’s maintenance personnel perform various regularly scheduled maintenance procedures on the Company’s equipment on a weekly, monthly, and annual basis, and shift operators perform daily preventive maintenance. Precision measurement accessories installed on certain machines, which require periodic calibration, are maintained and serviced by approved vendors and closely monitored by the Company.

     The Company invests significant material and resources to design and construct tooling and fixtures to support its current product line and improve the efficiency of the repair and overhaul process. Manufacturer-designed tooling is typically limited to specialized tools to aid in the disassembly, assembly, and testing of landing gear components, such as spanner wrenches and seal installation tools. From time to time, the Company’s employees may develop modifications to existing tooling or ideas for new tooling and fixtures in order to accomplish a specific machining or testing operation or to improve the performance of the overhaul process. Tooling and fixtures used in machining and plating operations are conceived, designed, and fabricated in-house by the technical personnel involved in the Company’s daily operations to improve the labor efficiency of a process and reduce the cost of performing a repetitive process. The Company believes that its ability to design and fabricate tooling used in its operations allows it to maximize efficiencies and enables its customers to realize cost savings and improved turnaround time.

Suppliers And Procurement Practices

     The primary sources of parts and components for the Company’s overhaul operations and parts distribution business are domestic and foreign airlines, OEMs, and aircraft leasing companies. The supply of parts and components for the Company’s aftermarket sales is affected by the availability of excess inventories that typically become available for purchase as a result of new aircraft purchases by commercial airlines. These new aircraft purchases reduce the airline’s need for spares supporting the aircraft that have been replaced. Aftermarket supply is also affected by the availability of new parts from OEMs and the availability of older, surplus aircraft that can be purchased for the value of the major parts and components.

     Although the Company does not have fixed agreements with the majority of its suppliers, it has frequently been able to obtain price discounts from suppliers because of the volume and regularity of its purchases. The Company has ten-year agreements with Dunlop Limited, Aviation Division and Dunlop Equipment Division (collectively, “Dunlop”) that enable it to purchase Dunlop parts at a discount from list price for resale and for use in the repair and overhaul of a variety of fixed wing aircraft and helicopters. These agreements each expire in October 2006.

     Purchases from Boeing and Dunlop accounted for 13% and 10% of the Company’s consolidated fiscal 2001 purchases, respectively. Although the Company does not have agreements with many of its suppliers and competes with other parts distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory.

     The Company has developed procurement practices to ensure that all supplies received conform to contract specifications. For cost, quality control, and efficiency reasons, the Company generally purchases supplies only from vendors with whom the Company has an on-going relationship and/or whom the Company’s customers have previously approved. The Company has qualified second sources or has identified alternate sources for all of its supplies. The Company chooses its vendors primarily on the quality of the parts supplied and the vendor’s record for on-time performance. The Company regularly evaluates and audits the performance of its approved vendors. Repeated failure to comply with the Company’s quality and delivery requirements may cause the Company to remove a vendor from its approved vendor list.

HAWKER PACIFIC AEROSPACE

Competition

     Numerous companies compete with Hawker Pacific in the aviation services industry. The Company primarily competes with various repair and overhaul organizations, which include the service arms of OEMs, the maintenance departments or divisions of large air carriers (some of which also offer maintenance services to third parties), and independent organizations such as the Aerospace Division of B.F. Goodrich Company, the Landing Gear Division of AAR Corporation (“AAR”), Revima, a company organized and operating under the laws of France, and Messier Services. The Company’s major competitors in its hydromechanical components business include AAR and OEMs such as Sunstrand, Aeroquip Vickers, Inc., Parker-Hannifin Corporation, Messier Services, and Lucas.

Government Regulation

     The Company is highly regulated worldwide by the FAA, the JAA, and various other foreign regulatory authorities, including the Dutch Air Agency, which regulates the Company’s operations in Amsterdam, and the Civil Aviation Authority, which regulates the Company’s United Kingdom operations. These regulatory authorities require all aircraft to be maintained under continuous condition monitoring programs and periodically to undergo thorough inspection. In addition, all parts must be certified by the FAA and equivalent regulatory agencies in foreign countries and conformed to regulatory standards before installation on an aircraft.

     The Company is a certified FAA and JAA approved repair station and has been granted Parts Manufacturer Approvals by the FAA Manufacturing Inspectors District Office. In addition, the Company’s operations are regularly audited and accredited by the Coordinating Agency for Supplier Evaluation, formed by commercial airlines to approve FAA approved repair stations and aviation parts suppliers.

Environmental Matters and Proceedings

     The Company’s operations are subject to extensive and frequently changing federal, state, and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the “EPA”), the California Environmental Protection Agency, and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials generated by the Company during the normal course of its operations, govern the health and safety of the Company’s employees, and require the Company to obtain and maintain permits in connection with its operations.

Employees and Employee Training

     As of December 31, 2001, the Company had 508 full-time employees, of whom 274 are employed at the Company’s Sun Valley headquarters and repair facility, 222 are employed with the Company’s United Kingdom subsidiary, and 12 are employed at the Company’s repair facility in The Netherlands. In the United Kingdom, 114 employees, representing 22% of the Company’s work force, are covered by a collective bargaining agreement.

     Each of the Company’s technical employees receives specific training in the individual repair and overhaul functions that he or she performs, in addition to comprehensive general training in total quality management procedures, statistical process control, and material resource planning. The Company also regularly conducts in-house training programs, which the Company’s management designs using standard industry practice manuals. In-house training is provided for the Company’s technical and engineering employees on a number of subjects, including materials handling, corrosion prevention and control, surface temper etch inspection, and shot peening.

ITEM 2. PROPERTIES

     The Company’s principal executive offices and production facilities are located in Sun Valley, California, near the Burbank Airport in Los Angeles. The Sun Valley facility occupies 193,000 square feet in eight buildings, which are held pursuant to various long-term leases that expire between 2004 and 2010.

HAWKER PACIFIC AEROSPACE

     Hawker Pacific Aerospace Ltd. operates the Company’s second major repair facility. This operation is located in a new 140,000 square foot facility in Hayes, England, about four miles from Heathrow Airport. The lease on this facility expires in 2024.

     The Company’s operation in The Netherlands is located in a 11,700 square foot facility near Schiphol Airport in Amsterdam. The lease for the facility expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

     On October 1, 2001, First Union Securities Inc. was awarded $989,000 in an arbitrated claim against the Company. First Union provided investment banking services to the Company, and the claim sought payment of their fee for those services. Pursuant to an indemnification agreement, the Company ceded control of the First Union claim to a group of individual shareholders associated with Unique Investment Corporation (the “Unique Sellers”), and the Unique Sellers agreed to indemnify the Company for any costs related to the claim in excess of $250,000. The Company paid First Union the $989,000 award in October 2001 and has since incurred additional expenses related to this matter. As of October 22, 2001, the Unique Sellers had not honored their indemnification agreement, and the Company filed an arbitration claim to enforce the terms of the agreement, which include recovery of the award, expenses in excess of $250,000, and certain other expenses. As of December 31, 2001, the Company recorded an account receivable in the amount of $1,000,000 related to this matter. On June 21, 2002, the Company entered into a settlement agreement with the Unique Sellers under which the Unique Sellers agreed to pay the Company a total of $1,000,000, plus interest of 10% per annum commencing on or about September 19, 2002, in installments of $250,000 each in June, August, October and December 2002.

     On April 3, 2002, in conjunction with the tender offer commenced by LHT, two complaints were filed in the Superior Court of the State of California, Los Angeles County, North Central District, against the Company and its directors. The complaints alleged, inter alia, breaches of fiduciary duty to Company shareholders in connection with the LHT tender offer. In June 2002, the plaintiffs voluntarily dismissed the complaints. On July 15, 2002, the Company was officially notified of the court’s dismissal of one of the complaints with the other dismissal pending.

     The Company is also involved from time to time in various administrative claims or litigation in the ordinary course of business. At the present time, there are no material legal proceedings against the Company, or its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

HAWKER PACIFIC AEROSPACE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company’s common stock was quoted on the NASDAQ National Market® under the symbol “HPAC” through April 16, 2002. The following table sets forth, for the periods indicated, the high and low sale prices as reported by NASDAQ.

	Sale Price

	Low	High

2000
1st Quarter	5.50	8.00
2nd Quarter	3.31	8.25
3rd Quarter	3.94	7.50
4th Quarter	2.63	5.88
2001
1st Quarter	2.75	4.00
2nd Quarter	2.54	4.20
3rd Quarter	2.66	3.88
4th Quarter	1.66	3.35

     As of August 9, 2002, the Company’s common stock was held by one shareholder of record and owned beneficially by one shareholder.

     The Company has not paid cash dividends on its common stock since inception and has no plans to pay dividends on its common stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and the dates indicated, certain financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in this Annual Report.

HAWKER PACIFIC AEROSPACE

     The balance sheet data as of December 31, 1997, 1998, and 1999 and the statement of operations data for the years ended December 31, 1997, 1998, and 1999 are derived from the financial statements of the Company, which have been audited by Ernst & Young LLP, independent accountants. The balance sheet data as of December 31, 2000 and 2001 and the statement of operations data for the year ended December 31, 2000 and 2001 are derived from the financial statements of the Company, which have been audited by Deloitte & Touche, LLP, independent accountants.

     In 2000, the Company recorded several large charges that adversely affected the year. These expenses, which aggregate to $19.3 million, included a deferred tax asset valuation allowances of $9.8 million; a provision for anticipated loss on certain UK contracts of $2.2 million; additional fees, costs, and incremental default interest of $2.1 million from the Company’s former senior lender; miscellaneous expense for change of control costs of $1.9 million; several unusually high credit memos, and increased bad debt and warranty expenses in the UK operation of $1.0 million; fixed asset write-downs of $0.8 million; the write-off of deferred loan fees of $0.8 million; and severance costs of approximately $0.7 million.

     On February 4, 1998, the Company acquired the British Airways repair and overhaul operation in the United Kingdom. See “Organization and Basis of Presentation” in Note 1 to the Consolidated Financial Statements.

	Year Ended December 31,
	(In thousands, except per share data)

	2001	2000	1999	1998	1997

Revenue	$82,887	$77,059	$82,318	$65,151	$41,042
Income (loss) before extraordinary item	(10,609)	(18,494)	(2,260)	(1,598)	788
Income (loss) per common share before extraordinary item	(1.11)	(3.36)	(0.44)	(0.28)	0.25
Income (loss) to common shareholders	(10,609)	(20,747)	(2,533)	(2,198)	788
Net income (loss) per common share	(1.11)	(3.49)	(0.44)	(0.39)	0.25
Total assets	98,583	97,999	103,163	87,237	40,898
Total long-term debt and redeemable preferred stock	63,856	70,135	9,909	2,500	17,700

HAWKER PACIFIC AEROSPACE

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparison of Fiscal 2001 to Fiscal 2000

     Revenue. Revenue for fiscal 2001 increased by $5.8 million or 7.6% from $77.1 million in 2000 to $82.9 million in 2001 as landing gear overhaul services at the Company’s UK facility exceeded prior year levels.

     Cost of Revenue and Gross Margin. Cost of revenues increased $5.3 million or 7.6% from $69.7 million in 2000 to $75.0 million in 2001. The related change in gross margin was an increase of $0.5 million from $7.4 million in 2000 to $7.9 million in 2001. As a percentage of sales, gross margin remained relatively unchanged from 2000 to 2001 as improvements in operating efficiencies at Hawker Pacific Aerospace Ltd. (“Hawker UK”) were offset by unfavorable product mix and overhaul schedule at the Company’s Sun Valley facility. Cost of revenue was adversely affected by a provision of $0.2 million for estimated losses on certain UK contracts versus $2.2 million in 2000.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.8 million or 16.2% from $11.1 million in 2000 to $12.9 million in 2001. The increase was primarily attributable to increased expenses for severance, payroll, travel, commissions, recruitment, and legal, partially offset by reduced bad debt expenses.

     Interest Expense. Interest expense decreased $3.2 million or 36.4% to $5.6 million in 2001 from $8.8 million in 2000 primarily the result of lower interest rates on the Company’s senior loan facilities.

     Income Tax Provision. The Company has not recorded any tax benefit for pre-tax losses incurred in fiscal 2001. During fiscal 2000, the Company established a valuation allowance, which was increased to $13.9 million in fiscal 2001.

     Extraordinary Item. In fiscal 2000, the Company incurred $0.8 million related to the write-off of deferred loan fees and prepayment penalties to retire the Company’s former senior credit facility. No extraordinary item was incurred in fiscal 2001.

     Net Loss. The net loss decreased $8.7 million from $19.3 million or 45.1% in 2000 to $10.6 million in 2001. The loss per share decreased $2.25 per share before the extraordinary item and the accretion and redemption of the premium on preferred stock and preferred stock dividend. The loss per share decreased $2.38 after the extraordinary item and the accretion and redemption of the premium on preferred stock and preferred stock dividend.

Comparison of Fiscal 2000 to Fiscal 1999

     Revenue. Revenue for fiscal year 2000 decreased by $5.3 million, or 6%, from $82.3 million to $77.0 million. Revenue in the Sun Valley location increased by $3.8 million, while revenue generated from the Company’s UK subsidiary decreased by $9.1 million.

     The revenue gains in 2000 at the Sun Valley location were recorded in the Company’s landing gear product lines, which increased by 13% to $33.5 million. The significant loss of revenue at the Company’s UK location resulted principally from several factors. In 1999, the UK operation sold a B747 landing gear for $4.2 million but had no corresponding asset sale in 2000. In addition, the British pound weakened against the dollar during 2000, and the amount of UK revenue therefore translated to $1.1 million fewer dollars upon consolidation. Finally, certain of the Company’s larger customers had slower overhaul schedules in 2000. The Company does not believe that the reduction in revenue during 2000 is evidence of a future trend.

     Cost of Revenue and Gross Margin. Cost of revenue was adversely affected because of higher than anticipated material and labor costs and a $2.2 million provision established to reserve estimated losses on certain UK contracts through 2007. Management considered the provision necessary as a result of significantly slower than expected improvement in UK operating initiatives to improve labor efficiency and reduce material costs and overhead. During 2000, Sun Valley continued to earn respectable gross margins almost identical with the level achieved in 1999.

     On a consolidated basis, fiscal 1999 gross margin was strongly affected by the UK acquisition, integration and relocation, while 2000 was adversely affected by the performance of the UK subsidiary, the provision for anticipated losses, and an $0.8 million write-down of two landing gear exchange assets to reduce book value to market.

HAWKER PACIFIC AEROSPACE

     Selling, General and Administrative Expense. Selling expense for 2000 increased by 2.0% to $3.4 million, while general and administrative expense increased by $0.6 million, or 9%, to $7.7 million. This variance is solely attributable to the $0.6 million in severance obligations related to changes in UK management personnel.

     Interest Expense. Interest expense increased from $6.0 million in 1999 to $8.8 million in 2000 as a result of additional fees, costs, and default interest charges from the Company’s former senior lender. Such additional costs amounted to $2.1 million during fiscal year 2000.

     Income Tax Provision. During 2000, the Company recorded $9.8 million of valuation allowances to reduce the value of its deferred tax assets. The principal portion of the Company’s deferred tax assets reflects the estimated benefit from future income taxes the Company will not have to pay because of prior net operating losses.

     As a result of establishing these valuation allowances, the Company recorded no tax benefit for the loss in 2000, and also recorded additional tax expense of $4.1 million.

     Extraordinary Item. In October 2000, the Company incurred charges of $0.8 million related to the write-off of deferred loan fees and prepayment penalties to retire the Company’s former senior credit facility.

     Net Loss. The net loss for fiscal year 2000 was $19.3 million, as compared with a net loss in 1999 of $2.3 million. The net loss to common shareholders for 2000 was $20.7 million, or $3.49 per share, after the extraordinary item and reduction for preferred stock accretion.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Revenue Recognition. The Company generates revenue primarily from repair and overhaul services. In some cases, overhaul revenue includes exchange fees which compensate the Company for the carrying cost of its exchange assets. The Company also generates revenue from the sale and distribution of spare parts, and the manufacturing of certain aircraft components. The revenue derived from spare parts sales and manufacturing are each individually less than 10% of total revenue.

     Revenue for repair and overhaul services involving an exchange is recognized when the job is complete. Exchange fees are recognized upon the shipment of the Company’s exchange asset to the customer. Revenue for repair and overhaul services not involving an exchange is recognized when the completed item is shipped to the customer.

     The Company is allowed under certain of its contracts to invoice customers prior to the completion of the overhaul. Such invoices are credited to deferred revenue until the overhaul is complete. Revenue from spare parts sales and manufacturing is recognized at the time of shipment.

     Provision for Anticipated Losses on Contracts. The Company records a current charge to cost of revenue when it is anticipated that the total estimated costs will exceed the total estimated revenue over the life of the contract. The amount of the provision is the excess of cost over revenue for every overhaul event anticipated during the contract term.

     Inventories. Inventories are stated at the lower of cost or market. Purchased parts and assemblies are valued based on their weighted average cost. Work-in-process inventory includes purchased parts, direct labor and factory overhead. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, turnover and future usage forecasts.

HAWKER PACIFIC AEROSPACE

     Exchange Assets. Landing gear and other exchange assets are accounted for as fixed assets at cost and are depreciated over their estimated useful lives to their respective salvage values. These exchange assets principally include various large commercial jet landing gear shipsets, and flap tracks and carriages. Exchange assets are held for the purpose of exchanging the asset with a customer to allow the customer’s aircraft to return to service in the shortest possible time. Certain of the Company’s contracts could not have been obtained without sufficient exchange assets to meet the customer’s requirements.

     After the landing gear shipset is exchanged and the customer is billed for the established cost of the overhaul, the landing gear shipset from the customer is overhauled and returned to the Company’s exchange asset pool. The estimated useful lives of these exchange assets range from 10 to 15 years depending on the age and type of the aircraft, and the Company’s estimate of how many years of overhaul demand remain. Depreciation expense is recorded as a cost of revenue using the straight-line depreciation method.

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

     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance for its deferred tax asset, which was previously recorded for the tax benefit related to future utilization of the Company’s net operating loss carryforward.

Related Party Information

     In July 2001, the Company entered into a Cooperation Agreement and General Supporting Contract with LHT. The Cooperation Agreement establishes areas of cooperation between the Company and LHT related to aircraft component and landing gear services jointly provided by both companies to their combined customer base. The General Supporting Contract describes the procedures, terms and conditions under which the Company and LHT shall together perform the services contemplated under the Cooperation Agreement. The Cooperation Agreement does not specify the amount of work that will be done at the Company’s London facility or the amounts to be charged.

During 2001, the Company received $1.3 million from LHT for overhaul services rendered and purchased $0.3 million of spare parts.

Liquidity And Capital Resources

     Current Senior Loan Facility. On October 31, 2000, the Company secured a $65 million senior loan facility with Landesbank Hessen-Thüringen Girozentrale (“Helaba”), as mandated arranger and agent, and Kreditanstalt für Wiederaufbrau (“KfW”), as co-arranger (the “Loan Facility”). The $65 million Loan Facility is composed of two five-year term notes, with funding of $45 million to Hawker Pacific Aerospace, and 14 million British pounds to Hawker UK.

     The US and Hawker UK borrowing under the Loan Facility carry interest rates set quarterly at the respective LIBOR rate for each country, plus 270 basis points. The weighted average interest rate for both notes at December 31, 2001, was approximately 5.9%. No principal payments are required during the first year of the Loan Facility, and only $10 million of principal payments are required on the US term note during years two through five. Financial covenants for the Loan Facility were not to commence until one year after the closing date and were based solely on the performance of the US company. However, on November 13, 2001, the financial covenants were annulled by Helaba and KfW pursuant to a waiver request by the Company dated October 25, 2001. Substantially all of the Company’s assets are pledged under the Loan Facility.

     Prior Senior Credit Facility. On December 22, 1998, the Company secured a $66.3 million senior credit facility from Heller Financial, Inc. and NMB-Heller Limited (collectively, “Heller”). The Loan and Security Agreement, as amended (the “Heller Agreement”), originally provided a $55 million revolving line of credit, a Term Loan A in the amount of $4.3 million, and a Term Loan B in the amount of $7 million. The revolver and both term loans were to expire in five years.

HAWKER PACIFIC AEROSPACE

     The interest rate on all three Heller instruments was set at prime plus 2.5%, or 12% from May 2000 until the termination of the facility. During 1999, the Company made principal payments of $0.6 million and $4.5 million on Term Loans A and B, respectively. During 2000, the Company made principal payments of $3.7 million and $2.5 million on Term Loans A and B, respectively.

     On September 20, 2000, the Company and Heller executed an amendment to the Heller Agreement, and the Company paid $6 million of the Heller obligation with the proceeds from the LHT loan. The amendment extended certain covenant provisions of prior amendments to November 3, 2000 and also established a prepayment fee of $0.3 million. In consideration of the extension provided by this amendment, Heller charged the Company additional fees. The Company recorded an extraordinary loss of $0.8 million during 2000 in order to extinguish the Heller Agreement.

     Subordinated Debt Facility. On September 20, 2000, LHT provided the Company a $9.3 million note to assist the Company in meeting its obligations to Heller, retire the Unique debt and related fees, pay certain costs related to the September 20, 2000 transactions with LHT, and to enhance the Company’s general working capital. The three-year note was subordinated to both the Heller and Helaba senior facilities. The note accrued interest at the greater of 10% or the US LIBOR rate plus 5%, provided that such amount did not exceed 11% or the maximum amount allowable by law. Accrued interest was payable every six months commencing in September 2001. The interest rate in effect during the term of the loan was 11%. Principal was payable in three payments of 25%, 25%, and 50% at the end of years one, two, and three, respectively. In consideration of the favorable interest rate and terms of the note, the Company also issued warrants to LHT to purchase up to 2,500,000 shares of common stock. For additional detail on the warrants, please refer to Note 7, Related Party Transactions.

     On February 6, 2001, the Company and LHT entered into an agreement to convert from debt to common equity approximately $9.8 million of principal and accrued interest owed under the LHT note payable. See Note 6 to the consolidated financial statements for additional detail regarding this conversion.

     The conversion rate of $3.125 per common share was set equal to the then-current market price and was determined by the average of the closing bid prices on the five trading days immediately preceding the date of the agreement. The note was subsequently cancelled on March 16, 2001, upon the issuance to LHT of 3,136,952 shares of common stock. Upon cancellation of the note, shareholders’ equity increased by $7.2 million (representing the note carrying value of $6.7 million plus accrued interest of $0.5 million).

     On June 8, 2001, LHT provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5.2 million British pounds sterling (approximately $7.5 million at December 31, 2001), must be repaid within 364 days. On October 10, 2001, LHT agreed to extend the term of the revolving line of credit for another 365 days if Hawker UK does not have sufficient funds at its disposal to pay the loan balance in full or in part as of the repayment date. Amounts advanced under the facility bear interest, payable monthly, at a daily average rate based on the London Sterling Overnight Index Average (“SONIA”), plus a 270 basis point margin (approximately 7.6% as of December 31, 2001). Proceeds from the facility will be used for certain capital investments and to supplement general working capital in Hawker UK. As of December 31, 2001, Hawker UK had drawn $7.2 million on the line of credit.

     The Company expects that its cash liquidity will remain tight but manageable over the next few quarters. In order to maintain liquidity, the Company intends to make full use of the LHT credit line. As a wholly-owned subsidiary of LHT, the Company also expects to have access to liquidity from LHT, subject to certain limits LHT is expected to impose. The Company may also consider asset sales if necessary. The Company believes that these limits will be at such a level that together with potential asset sales, the Company will have sufficient funds to meet its cash requirements for the next twelve months.

HAWKER PACIFIC AEROSPACE

Quarterly Revenue Fluctuations

     The Company’s operating results are affected by a number of factors, including the timing of orders for repair and overhaul work, the timing of expenditures to manufacture parts and purchase inventory in anticipation of future services and sales, parts shortages that delay work in progress, general economic conditions, and other factors. As a result, the Company may experience significant fluctuations in operating results from quarter to quarter.

Inflation

     Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely to have in the foreseeable future, a material effect on its results of operations or financial condition.

Forward-Looking Statements

     This Annual Report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company’s plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements contained in this section and elsewhere in this document involve risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors, as more fully discussed elsewhere and in other Company filings with the U.S. Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, legal, governmental, environmental and technological factors, the impact of the September 11th terrorist attacks on the airline industry, the economy and insurance rates, the potential for additional adverse impact from terrorist attacks and/or war, as well as competitive pricing and market conditions, customer concentration, foreign currency risk, and the Company’s continuing ability to acquire adequate and reasonably priced inventory, meet increasing requirements for capital, and successfully develop its UK subsidiary into a profitable operation. There can be no assurance that future developments affecting the Company will be those anticipated by management. Because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward-looking statements. The Company disclaims any intent or obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and condition, primarily foreign currency exchange rates and interest rates on borrowings. The Company does not utilize derivative instruments in managing its exposure to such changes.

     Foreign Currency Risk. The Company has operations in the United Kingdom and the Netherlands, and also conducts business in many other countries worldwide. Foreign currency exchange rates could cause the Company’s products to become relatively more expensive in particular countries, leading to a reduction in revenue in that country.

     The Company manages foreign currency risk, in part, by generally requiring that customers pay for the services of the Company’s foreign operating units in the currency of the country where the operating unit is located. The Company also does not routinely exchange material sums of money between the operating units. To date, the Company has not seen the need for currency hedging transactions in the ordinary course of business. The Company has, however, denominated a significant portion of its senior debt facility in British pounds to serve as a natural hedge. For additional discussion on foreign currency exchange risk as it relates to the Company’s operations, refer to Note 1 to the Consolidated Financial Statements — Foreign Currency Translation.

     The Company makes substantial inventory purchases in Euros from such suppliers as Messier Services and Eurocopter France. Transactions related to the Company’s Netherlands facility are primarily denominated in US dollars for inventory purchases, while revenue and operating expenses are partially denominated in Euros.

     Throughout 2000 and 2001, the US dollar strengthened against the British pound. If this trend continues, UK sales will provide less consolidated revenue. A strong dollar also increases material costs for the

HAWKER PACIFIC AEROSPACE

Company’s UK operation, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company’s intercompany receivables from the UK operation will become less valuable.

     The Company’s payment for the 1998 BA Acquisition was denominated in British pounds. To hedge against the fluctuation of pounds to dollars, the Company entered into a transaction, which permitted it to purchase approximately $17 million of pounds at a rate of 1.6373 dollars per pound. This swap agreement was cancelled in 1999.

     The Company will continue to evaluate hedging strategies in the future. The Company’s business will require it to continue engaging in foreign currency denominated sales, and to incur material amounts of expense in foreign currencies. These activities may generate gains and losses as a result of currency fluctuations. As of December 31, 2001, the Company was not a party to any hedge contracts.

     Interest Rate Risk. The Company’s senior debt facility carries an interest rate that varies in accordance with the US and UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as the LIBOR changes. The extent of this risk is not quantifiable or predictable; however, a hypothetical 1% change in the interest rate would change interest expense by approximately $0.8 million during the next twelve months. For additional information, refer to Note 1 to the Consolidated Financial Statements-Fair Value of Financial Instruments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See Item 14 of Part IV.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective June 27, 2000, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent accountants. The report of E&Y on the Company’s financial statements for fiscal 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to replace E&Y was approved by the Company’s Audit Committee of its Board of Directors. During fiscal 1999 and the subsequent interim periods, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During fiscal 1999, there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K). Effective, November 21, 2000, the Board of Directors of the Company engaged Deloitte & Touche LLP as the principal accountants to audit the Company’s financial statements for the fiscal year ended December 31, 2000. No other event requiring disclosure has occurred.

HAWKER PACIFIC AEROSPACE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to the directors and executive officers of the Company:

Name	Position	Class

August Wilhelm Henningsen	Chairman of the Board (1) (2) (4)	II
Wolfgang Mayrhuber	Chairman of the Board (1)(2)(4)(9)
Richard A. Fortner	President, Chief Executive Officer and Director (1) (2) (5)
David L. Lokken	President, Chief Executive Officer and Director (1)(2) (6)	I
James R. Bennett	Chief Financial Officer and Secretary (7)
Philip M. Panzera	Executive Vice President and Secretary (8)
Brian S. Carr	Managing Director of Sun Valley Operations
Michael A. Riley	Vice President, Sales & Marketing
Mellon C. Baird	Director (1)(3)(10)	I
Joel F. McIntyre	Director (3)(4)
Dr. Peter Jansen	Director (2)	II
Dr. Gerald Gallus	Director (2)(9)
James C. Stoecker	Director	II
Laurans A. Mendelson	Director (3) (4)	I

(1)	Member of Executive Committee

(2)	Member of Nominating Committee

(3)	Member of Audit Committee

(4)	Member of Compensation Committee

(5)	Mr. Fortner was appointed President, Chief Executive Officer & Director on January 16, 2002

(6)	Mr. Lokken resigned as President, Chief Executive Officer & Director in January 2002

(7)	Mr. Bennett was appointed Chief Financial Officer and Secretary on October 15, 2001

(8)	Mr. Panzera’s employment ceased on October 26, 2001

(9)	Mr. Mayrhuber and Dr. Gallus resigned from the Board in August 2001

(10)	Mr. Baird passed away in March 2002

     Directors in Class I will serve a term ending at the annual meeting of shareholders in 2002. Directors in Class II will serve a term ending at the annual meeting of shareholders in 2003. Each director will serve until the next annual meeting of shareholders and until his successor is duly elected and qualified. Subject to the terms of any employment agreement with the Company, all executive officers serve at the discretion of the Board of Directors. Wolfgang Mayrhuber and Dr. Gerald Gallus were replaced on the Board of Directors by August Wilhelm Henningsen and Dr. Peter Jansen in August 2001. Mr. Mellon C. Baird passed away in March 2002.

     August Wilhelm Henningsen, 51, was appointed to the Board as Chairman in August 2001. He also has been Chairman of the Executive Board of LHT since January 2001, having been appointed to the Executive Board in April 2000. From 1993 to 1997, Mr. Henningsen led the aircraft components services division for LHT. He then served from 1997 to 2000 in Beijing, China as the General Manager of the Aircraft Maintenance and Engineering Corporation, a joint venture between DLH and Air China.

     Wolfgang Mayrhuber, 54, was appointed to the Board on September 20, 2000 and has served as Chairman of the Board until his resignation in August 2001. He has served with DLH since 1970 and has held various senior management positions for the maintenance and overhaul of aircraft, components, and engines in Hamburg and Frankfurt. In 1992, Mr. Mayrhuber was appointed Executive Vice President and Chief Operating Officer Technical for Lufthansa. He then chaired the Lufthansa revitalization and restructuring team and in October 1994 became Chairman of the Executive Board of the newly formed LHT. Since January 2001, Mr. Mayrhuber has been a member of the Executive Board of DLH and responsible for its passenger business division. Mr. Mayrhuber studied mechanical

HAWKER PACIFIC AEROSPACE

engineering at the Federal Technical High School in Steyr, Austria, and the Bloor Institute in Canada. He has also participated in Senior Executive Management Training at the Massachusetts Institute of Technology.

     Richard A. Fortner, 57, joined the Company on January 16, 2002 as President and Chief Executive Officer. Prior to joining the Company, Mr. Fortner was employed by AAR Corp. since 1990, where he served as President of AAR Landing Gear Services

     David L. Lokken, 56, joined the Company in May 1989 as Executive Vice President and Chief Operating Officer. Mr. Lokken left the Company in January 2002. He had served as President and Chief Executive Officer of the Company since June 1993 and as a director of the Company since 1994. From November 1985 until he joined the Company, Mr. Lokken served as Vice President and General Manager of Cleveland Pneumatic’s Product Service Division. Mr. Lokken previously served as Vice President, Technical Operations, for the Flying Tiger cargo airline. He has also held avionics and product engineering positions with Western Airlines and the Sperry Flight Systems Division. Mr. Lokken holds a B.S. in Electrical Engineering from North Dakota State University and an M.B.A. from Arizona State University.

     James R. Bennett, 38, joined the Company in October 2001 as Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Bennett was employed by Authentic Fitness Corp. since 1997, where he most recently served as Vice President of Finance. Mr. Bennett was previously associated with the auditing firm of Price Waterhouse. Mr. Bennett received a B.S. in Accounting from the University of Connecticut.

     Philip M. Panzera, 52, joined the Company in October 1998 as Vice President of Corporate Development. Mr. Panzera left the Company in October 2001. While at the Company, he served as Vice President and Chief Financial Officer from March 1999 to September 1999, and as Executive Vice President from September 1999 until his departure. He also maintained responsibilities as the Company’s Principal Financial and Accounting Officer. In September 2000, he was appointed Secretary of the Company. Prior to joining the Company, Mr. Panzera held a number of senior management positions in both private and public companies. He has worked as an attorney, specializing in tax and corporate law, and business planning, and also served with Coopers & Lybrand. Mr. Panzera received a B.A. from Methodist College, an M.B.A. from the Rutgers University Graduate School of Management, and a J.D. from the Rutgers University School of Law.

     Brian S. Carr, 44, became Managing Director of Sun Valley Operations in November 1997 after having served as Vice President of the Landing Gear Business Unit since he joined the Company in January 1993. From 1980 until he joined the Company, Mr. Carr held various engineering, technical sales, and management positions with Cleveland Pneumatic’s Product Service Division and Dowty Aerospace. Mr. Carr holds a B.S. in Aerospace Engineering Technology from Kent State University.

     Michael A. Riley, 55, joined the Company as Vice President of Marketing in October 1989. He served as Vice President of the Hydromechanical Business Unit from January 1994 to September 1999, when he was appointed as Vice President of Sales & Marketing. From 1982 until he joined the Company, Mr. Riley held various positions in the aerospace/aircraft industry with Abex Aerospace and Dunlop Aviation. Mr. Riley served as a helicopter pilot in the United States Navy after receiving a B.S. in Engineering from the United States Naval Academy, Annapolis, Maryland.

     Mellon C. Baird, 69, became a director of the Company in March 1998 and served until his death in March 2002. Mr. Baird was serving as Chief Executive Officer of Titan Systems and Senior Vice President of the Titan Corporation. He was Chairman, President and Chief Executive Officer of Delfin Systems, a private company, from 1990 until 1998. From 1987 to 1989, Mr. Baird served as President and Chief Executive Officer of Tracor, Inc., a privately-held company. From 1986 until 1987, Mr. Baird served as President, Chief Operating Officer and a director of Tracor, a publicly-held company. Mr. Baird served on the Board of Directors of Software Spectrum, Inc. and EDO Corporation, which are both publicly-held companies. Mr. Baird received a B.B.A. and an M.B.A. from the University of North Texas in 1956 and 1961, respectively.

     Dr. Peter Jansen, 48 was appointed to the Board in August 2001. He has been a member of the Executive Board of LHT since January 2001, serving as the Chief Executive for Finance. Dr. Jansen worked for DLH from 1984 to 2001. In 1994, he became head of DLH’s auditing division.

HAWKER PACIFIC AEROSPACE

     Dr. Gerald Gallus, 60, became a director of the Company on September 20, 2000 and resigned from the Board in August 2001. He has served with DLH since 1979. He has held various senior management positions at Lufthansa in aircraft maintenance and production planning. In 1991, Dr. Gallus was given worldwide responsibility for Lufthansa’s maintenance operations, and in October 1994, he was appointed to the Executive Board of the newly formed LHT. Dr. Gallus has served on the staff of the business management institutes at Mainz University and Darmstadt Technical University, where he was also appointed to the academic council. He studied engineering, operations research, and computer science at Darmstadt Technical University, earning a degree in 1968 and a doctorate in 1974.

     Joel F. McIntyre, 63, became a director of the Company in February 1998. From 1963 through 1993, Mr. McIntyre was an attorney with the law firm of Paul, Hastings, Janofsky and Walker. In 1993, Mr. McIntyre founded his own law firm, specializing in merger and acquisition transactions. Mr. McIntyre currently serves on the Board of Directors of International Aluminum Corporation, a publicly-held company. Mr. McIntyre received a B.A. from Stanford University in 1960, and a J.D. from the University of California- Los Angeles in 1963.

     James C. Stoecker, 44, became a director of the Company on September 20, 2000. Mr. Stoecker joined LHT in December 1998 as General Manager for Business Development for North America. He also serves as President, CEO and Director of Lufthansa Technik Component Services, LLC, and as a Director and Treasurer of Bizjet International Sales and Support, Inc. In 1994, Mr. Stoecker founded AvEng Trading Partners, Inc. where he served as President and Chairman until 1996. From 1996 to 1997, Mr. Stoecker served as Senior Vice President of Aviation Sales Company responsible for the Engine division. Mr. Stoecker is a CPA, with a B.S. in Accounting from Illinois State University and, an MBA in Finance and Strategic Management from the University of Illinois at Chicago.

     Laurans A. Mendelson, 64, was appointed to the Board of Directors in January 2001. He has served as Chairman of the Board of New York Stock Exchange-traded HEICO Corporation since December 1990 as its Chief Executive Officer since February 1990 and as its President since September 1991. He also served as President of MediTek Health Corporation, a Heico subsidiary, from May 1994 through July 1996. Mr. Mendelson served on the board of governors of the Aerospace Industries Association, Washington, D.C. Mr. Mendelson is a Certified Public Accountant. He is a Trustee Emeritus of Columbia University in the City of New York and a Trustee and member of the Executive Committee of Mount Sinai Medical Center in Miami Beach, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, as well as persons who own more than ten percent of the Company’s common shares (“Common Stock”), to file with the U.S. Securities and Exchange Commission (“SEC”) initial reports of beneficial ownership and to report changes in beneficial ownership of the Common Stock. These reporting persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of reports filed with the SEC and submitted to the Company, the Company believes that all of the Company’s directors, executive officers, and greater-than-ten-percent shareholders filed all required Section 16(a) reports on a timely basis.

HAWKER PACIFIC AEROSPACE

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to all compensation earned or accrued during the years ended December 31, 1999, 2000 and 2001 by the Company’s Chief Executive Officer and its other most highly compensated executive officers whose total salary and bonus during the year ended December 31, 2001, exceeded $100,000 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

						Long-term
						Compensation

						Awards	Payouts

							Securities
	Annual Compensation					Restricted	Underlying
						Stock	Options/	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Other		Awards	SARs(#)	Payouts	Compensation

David L. Lokken(a)	2001	$205,000	$—	$24,489		—	—	—	$6,249	(d)
Chief Executive Officer	2000	205,000	—	44,174		—	—	—	351,038	(e)
	1999	205,000	—	—		—	—	—	4,686	(d)

Philip M. Panzera (b)	2001	$167,626	$—	(c	)	—	—	—	$25,099	(f)
Executive Vice	2000	160,000	—	(c	)	—	—	—	208,169	(e)
President	1999	153,088	24,000	(c	)	—	—	—	4,345	(d)

Brian S. Carr	2001	$160,000	$—	(c	)	—	—	—	$5,580	(d)
Managing Director of	2000	160,000	—	(c	)	—	—	—	183,146	(e)
Sun Valley Operations	1999	157,628	—	(c	)	—	—	—	5,369	(d)

Michael A. Riley	2001	$130,000	$—	(c	)	—	—	—	$4,159	(d)
Vice President — Sales	2000	130,000	—	(c	)	—	—	—	150,098	(e)
& Marketing	1999	118,464	19,500	(c	)	—	—	—	3,930	(d)

(a)	Mr. Lokken resigned from the Company in January 2002.

(b)	Mr. Panzera’s employment ceased on October 26, 2001.

(c)	Other compensation was less than $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(d)	Includes amounts for Company provided term life insurance and Company contribution to a 401k plan.

(e)	Includes amounts pursuant to change of control, term life insurance, and Company contribution to 401k plan.

(f)	Includes accrued vacation pay, term life insurance and Company contribution to 401k plan.

HAWKER PACIFIC AEROSPACE

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No options were granted in fiscal 2001 to the Named Executive Officers.

Director Compensation

     Directors not employed by the Company or LHT receive $1,500 per month for their service on the Board, plus an additional $500 per month for service on one or more committees of the Board. At the discretion of the Board, directors may also be granted stock options. No stock options or stock appreciation rights were granted to, or exercised by, any Director during the fiscal year ended December 31, 2001. Directors are reimbursed for out-of-pocket expenses incurred in connection with the performance of their services as directors.

Fiscal Year-End Option/SAR Values

     The following table sets forth information regarding the number and value of unexercised options and any stock appreciation rights owned at December 31, 2001, by the Named Executive Officers:

	Number of Unexercised Options		Value of Unexercised Options(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David L. Lokken(2)	187,471	—	$—	$—
Philip M. Panzera(3)	—	—	—	—
Brian S. Carr	43,261	—	—	—
Michael A. Riley	43,261	—	—	—
James R. Bennett	—	25,000	—	—

(1) Represents the excess, if any, of the market price of the Common Stock as of December 31, 2001, over the exercise price of the options.

(2) Mr. Lokken resigned from the Company in January 2002.

(3) Mr. Panzera’s employment ceased on October 26, 2001.

Employee Defined Benefit Plan

     General. On January 1, 1997, the Board of Directors adopted the Employee Defined Benefit Pension Plan (the “Pension Plan”) for the benefit of the eligible employees of the Company. The primary purpose of the Pension Plan is to provide a retirement benefit for participating employees. All employees of the Company are eligible to participate in the Pension Plan on January 1st following their date of hire. Employees who are covered by collective bargaining units and

HAWKER PACIFIC AEROSPACE

whose retirement benefits are the subject of good faith bargaining, however, are not eligible to participate in the Pension Plan.

     Administration. The Pension Plan is administered by trustees appointed by the Board of Directors. The trustees oversee the day-to-day administration of the Pension Plan and have the authority to take action and make rules and regulations necessary to carry out the purpose of the Pension Plan.

     Normal Retirement Benefits and Vesting. The Pension Plan provides for employer contributions only. Each year, the Company makes a contribution to the pension plan equal to the minimum funding requirement sufficient to fund the benefits being accrued under the Pension Plan for the year. The Pension Plan provides for a normal retirement benefit payable on a monthly basis for the lifetime of the participant. The normal retirement benefit is equal to the participant’s credited benefit service (up to a maximum of 35 years) times the sum of 0.75% of the participant’s final average monthly compensation plus 0.65% of such compensation in excess of the participant’s average monthly wage. However, the benefit actually payable from the Pension Plan will be reduced for any benefits payable (or paid) with respect to service credited from the Defined Benefit Plan of the Company’s predecessor.

     For purposes of calculating a participant’s normal retirement benefits, average monthly compensation is defined in the Pension Plan as average monthly compensation during the five consecutive plan years of the participant’s employment that yields the highest average compensation.

     No maximum monthly benefit payable under the Pension Plan is to exceed the applicable Internal Revenue Code Section 415 limit adjusted actuarially to reflect a participant’s retirement age if the retirement age is other than the social security retirement age. The monthly retirement benefit payable by the Pension Plan is a benefit payable in the form of a straight life annuity with no ancillary benefits. For a participant who is to receive benefits other than in the form of a straight life annuity, the monthly retirement benefit will be adjusted to an equivalent benefit in the form of a straight life annuity on an actuarial equivalent basis.

     A participant becomes fully vested in his accrued benefits under the Pension Plan upon attainment of normal retirement age (age 65), permanent disability, death, or the termination of the Pension Plan. If a participant terminates employment with the Company prior to retirement, death, or disability, the vested interest in their accrued benefits under the Pension Plan is based on years of service, with 0% vesting for less than five years of service and 100% vesting after five or more years of service.

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

     Estimated Monthly Benefits. The following table sets forth the estimated monthly benefits under the pension Plan, without regard to any offsetting benefit that may be payable from the Defined Benefit Pension Plans of the Company’s predecessors for service prior to January 1, 1997, based on the current benefit structure and assuming the participant’s current age is 50.

HAWKER PACIFIC AEROSPACE

	Years of Service

Remuneration	15	20	25	30	35

$125,000	$1,627	$2,169	$2,711	$3,253	$3,795
150,000	2,064	2,752	3,440	4,128	4,816
175,000	2,414	3,219	4,024	4,829	5,634
200,000	2,414	3,219	4,024	4,829	5,634
225,000	2,414	3,219	4,024	4,829	5,634
250,000	2,414	3,219	4,024	4,829	5,634
300,000	2,414	3,219	4,024	4,829	5,634
400,000	2,414	3,219	4,024	4,829	5,634
450,000	2,414	3,219	4,024	4,829	5,634
500,000	2,414	3,219	4,024	4,829	5,634

     The compensation covered by the Pension Plan includes basic salary or wages, overtime payments, bonuses, commissions, and all other direct current compensation but does not include contributions by the Company to Social Security, benefits from stock options (whether qualified or not), contributions to this or any other retirement plans or programs, or the value of any other fringe benefits provided at the expense of the Company. For benefit calculation purposes, a “highest five-year” average of compensation is used. Benefits are paid as straight-life annuities with no subsidies or offsets. The compensation covered by the Pension Plan for all of the Named Executive Officers currently is limited in accordance with Section 401(a)(17) of the Internal Revenue Code to $170,000.

     The years of credited service under the Pension Plan for each Named Executive Officer as of December 31, 2001 are as follows:

Name	Name

David L. Lokken	12 years
Michael A. Riley	12 years
Brian S. Carr	8 years
Philip M. Panzera	0 years(1)

(1)   Mr. Panzera's employment ceased on October 26, 2001 and did not meet the five year service requirement.

Employment Arrangements

     In November 1996, the Company entered into an employment agreement with David L. Lokken pursuant to which Mr. Lokken agreed to serve as the Company’s President and Chief Executive Officer. The employment agreement was for an initial term of five years and, as amended in 1997, provided for an annual base salary of $205,000, and a performance bonus to be awarded in accordance with the terms and conditions of the Company’s Profit Sharing Plan. Effective January 31, 2002, Mr. Lokken resigned as the Company’s President & Chief Executive Officer. Pursuant to a resignation agreement between Mr. Lokken and the Company, Mr. Lokken will be paid two years severance at his annual base salary plus benefits.

     In November 1996, the Company also entered into employment agreements with Brian S. Carr, Managing Director of Sun Valley Operations, and Michael A. Riley, Vice President, Sales & Marketing. The employment agreements are each for an initial term of three years, which have been automatically extended for successive one year terms. The agreements, as amended in 1997, 1999, and 2001 provide for annual base salaries of $160,000 and $130,000, respectively, and performance bonuses to be awarded in accordance with the terms and conditions of the Company’s Profit Sharing Plan. Mr. Carr’s 2001 amendment allowed for 100,000 phantom stock options at a base value of $3.1875 and a retention agreement with compensation of 1.5% of the Sun Valley division’s cumulative audited EBITDA for the period employed from November 1, 2000 through October 31, 2003, excluding all corporate division expense. Mr. Riley may also receive commissions totaling $30,000 per year if the Company achieves its revenue targets, plus additional commissions if Company revenue should exceed its targets. In the event the Company terminates their employment without cause, Messrs. Carr and Riley would each be entitled to receive a severance amount equal to his respective annual base salary and benefits for the greater of one year or the balance of the term of his employment agreement and a pro rata bonus for the year of termination. In the event of a termination by reason of Messrs. Carr’s or Riley’s death or permanent disability, his legal representative will be entitled to receive his annual base salary and benefits for the remaining term of his employment agreement. In the event of, or termination following, a change in control of the Company, as defined in the agreement, Messrs. Carr and Riley would each be entitled to receive twelve months’ salary and benefits.

HAWKER PACIFIC AEROSPACE

     In October 1998, the Company entered into an employment agreement with Philip M. Panzera, Executive Vice President. The agreement is for an initial term of three years, and, as amended in 1999, provides for an annual base salary of $160,000, and a performance bonus to be awarded in accordance with the terms and conditions of the Company’s Profit Sharing Plan. Mr. Panzera’s contract was not renewed when it expired on September 30, 2001 and was considered terminated without cause under the terms of his agreement, which entitled Mr. Panzera to one year’s severance of his annual base salary plus benefits.

     In October 2001, the Company hired James R. Bennett as Chief Financial Officer with an annual base salary of $175,000 and a performance bonus to be awarded in accordance with the terms and conditions of the Company’s Profit Sharing Plan. In the event his employment is terminated without cause, Mr. Bennett will receive his salary and benefits for a period of up to twelve months.

In January 2002, the Company entered into an employment agreement with Richard A. Fortner pursuant to which Mr. Fortner agreed to serve as the Company's President and Chief Executive Officer. The employment agreement is for an initial term of five years and provides for an annual base salary of $250,000 and a performance bonus to be awarded in accordance with the terms and conditions of the Company's Profit Sharing Plan. In the event the Company terminates Mr. Fortner's employment without cause, Mr. Fortner would be entitled to receive a severance amount equal to his respective annual base salary and benefits for the greater of two years or the balance of the term of his employment agreement.

     As reflected in the Summary Compensation Table above, the transactions with LHT described below under “Certain Relationships and Related Transactions” triggered the change-of-control provisions in the respective employment agreements of Messrs. Lokken, Panzera, Carr and Riley. To assist the Company, Messrs. Lokken, Panzera and Riley voluntarily deferred receipt of these payments pursuant to individual Payment Deferral Agreements. A portion of these deferred amounts, plus interest, was paid during 2000 with the remainder paid in 2001.

     During 2000, the Company provided Management Incentive Program agreements to each of the Named Executive Officers and certain other key employees. The Management Incentive Program (the “Program”) provided additional financial incentives upon a change in control of the Company, depending upon the price paid for the Company in connection with the change of control transaction. Based on the purchase price of the Company’s common shares in the transactions with LHT, no payments were due to these employees pursuant to the Program. Upon the completion of a change of control of the Company, the Program also provided for accelerated vesting of stock options. On September 20, 2000, upon the execution of the transactions with LHT, Messrs. Lokken, Panzera, Carr and Riley received immediate vesting of 26,914, 28,120, 12,979 and 12,979 options, respectively.

Compensation Committee Interlocks and Insider Participation

     Wolfgang Mayhruber, Laurans A. Mendelson, and Joel F. McIntyre served on the Compensation Committee during 2001. Mr. Mayhruber resigned as Chairman of the Board, and Chairman of the Compensation Committee in August 2001. August Wilhelm Henningsen was appointed as Chairman of the Board and Chairman of the Compensation Committee in August 2001.

HAWKER PACIFIC AEROSPACE

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company’s Common Stock as of August 9, 2002, by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock; (ii) each director of the Company, (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, to the Company’s knowledge, subject to applicable community property and similar laws, the persons shown have sole voting and investment power with respect to the shares shown.

Amount and Nature of Beneficial Ownership

Number of Shares of
Name, and Address for 5% owners	Common Stock	Percentage of Class

Lufthansa Technik AG (1)(2)	1	100.0%
Richard A. Fortner	—	—
David L. Lokken	—	—
Brian S. Carr	—	—
Michael A. Riley	—	—
Philip M. Panzera	—	—
Joel F. McIntyre	—	—
August W. Henningsen	—	—
Dr. Peter Jansen	—	—
James C. Stoecker	—	—
Laurans A. Mendelson	—	—
All directors and executive officers as a group (9 people)	—	—

(1)	On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly-owned subsidiary of LHT, completed a tender offer for the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer, LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one outstanding share of common stock of LHT Acquisition Corporation, owned by LHT, was converted into one outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

(2)	The address for Lufthansa Technik AG is Attention: Knut Wiszniewski, Weg beim Jäger 193, 22335 Hamburg, Germany.

Equity Compensation Plan Information

      The following table sets forth the compensation plans under which equity securities are authorized for issuance as of December 31, 2001.

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options, warrants	price of outstanding options,	remaining available for future
Plan Category	and rights	warrants and rights	issuance

Equity compensation plans approved by security holder	524,877	$5.34	109,637

Equity compensation plans not approved by security holders	—	—	—

Total	524,877	$5.34	109,637

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly-owned subsidiary of LHT, completed a tender offer for the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer, LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one outstanding share of common stock of LHT Acquisition Corporation, owned by LHT, was converted into one outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

      On September 20, 2000, LHT entered into a Shareholders Rights and Voting Agreement with the Company and certain officers (the “Shareholders”) under which LHT obtained certain rights, including among others the following: (i) the voting rights with respect to 196.342 common shares and 129,786 options to acquire common stock held by the Shareholders; (ii) the right to increase the number of directors of the Company from seven to nine; (iii) a right of first refusal prior to any sale of common stock by the Shareholders; and (iv) the agreement of the Shareholders to vote their shares in favor of the warrants issued to LHT. In connection with the transactions above, the Company incurred expenses of $1.9 million in 2000, which are included in the Consolidated Statement of Operations under miscellaneous expenses.

      On September 20, 2000, LHT entered into a Loan Agreement with the Company, and provided the Company subordinated debt of $9.3 million, at an interest rate of up to 11% per annum, for a term of three years (see also Note 5, Line of Credit and Notes Payable). In consideration of the favorable terms of this Loan Agreement, LHT also received warrants, exercisable for one year, to purchase up to 2,500,000 shares of common stock for $4.25 per share. These warrants expired on September 19, 2001. The Company and LHT also entered into a Voting and Indemnity Agreement in which LHT agreed to vote its shares in favor of the warrants and the Company agreed to indemnify LHT for any losses associated with it so voting.

      The proceeds of $9.3 million received from the subordinated debt and the issuance of the warrants were allocated based on their relative fair values. The fair value of the warrants was estimated as of the date of the agreement using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	5.47%
Dividend yield	0%
Expected stock price volatility	75.0%
Expected warrant life	1 year

      Based on these assumptions, the value of the warrants was determined to be $3.1 million, which was recorded as an increase to shareholders’ equity and a discount to the related party note payable.

      On March 16, 2001, the Company sold and issued to LHT 3,136,952 shares of its common stock in a private transaction in exchange for LHT’s surrender and cancellation of $9.8 million of principal and accrued interest owing to LHT under the Loan Agreement entered into between the Company and LHT in September 2000.

      In December 2000, LHT voluntarily converted all of its Series C preferred stock and a portion of the associated accrued dividends into 1,164,386 shares of common stock (see Note 10, Redeemable Preferred Stock).

      In the ordinary course of business, the Company enters into subcontracting transactions with LHT to provide overhaul services. During 2001 and 2000, the Company generated revenue of $1.3 million and $0.4 million from LHT, and received cash payments totaling $1.3 million and $0.2 million, respectively.

      In the ordinary course of business, the Company pays sales commissions to an independent non-LHT sales agency which is also a shareholder of the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid $0.4 million, $0.2 million and $0.4 million, respectively, in commissions and reimbursed expenses to this related party.

      In September 1997, the Company and Unique entered into a management services agreement (the “Management Services Agreement”) pursuant to which, upon the consummation of the public offering for the Company, Unique became entitled to receive $0.2 million per year, payable monthly, for certain management services rendered to the Company. During 2000 and 1999, $0.1 million and $0.2 million were incurred for Unique management services rendered. The Management Services Agreement terminated upon the sale by the Unique Shareholders of 2,336,495 common shares to LHT on September 20, 2000, at which time the Company paid a $0.2 million termination fee to Unique. No fees were paid to Unique in 2001.

HAWKER PACIFIC AEROSPACE

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

(b) Reports on Form 8-K

     During the fourth quarter of fiscal year 2001, no reports were filed on Form 8-K.

HAWKER PACIFIC AEROSPACE

(c) Exhibits

2.1	Agreement relating to the Sale and Purchase of part of the Business of British Airways plc dated December 20, 1997 by and among the Company, Hawker Pacific Aerospace Limited and British Airways plc, and related Landing Gear Overhaul Services Agreement (1)+
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (1)
3.4	Certificate of Determination for 8% Series C Convertible Preferred Stock, as filed with the California Secretary of State on December 9, 1999 (10)
4.1	Specimen Common Stock Certificate (1)
4.2	Rights Agreement, Form 8-A12G, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (6)
4.3	Amendment to Rights Agreement, Form 8-A12G/A, dated as of March 10, 1999, between the Company and U.S. Stock Transfer Corporation (7)
4.4	Copy of Warrant to purchase 50,000 shares issued to Brighton Capital, Ltd., dated December 10, 1999 (10)
4.5	Copy of Warrant to purchase 125,000 shares issued to Deephaven Private Placement Trading Ltd., dated December 10, 1999 (10)
4.6	Registration Statement on Form S-8, dated November 22, 1999 (16)
4.7	Registration Statement Form S-8A, Dated May 12, 2000 (17)
4.8	Amendment to Rights Agreement, Form 8-A12G/A, dated August 15, 2000, between the Company and US Stock Transfer Corporation (18)
10.1	1997 Stock Option Plan and forms of Stock Option Agreements (1)
10.1A	Amendment No. 1 to 1997 Stock Option Plan (1)
10.2	Employment Agreement dated November 1, 1996 between the Company and David L. Lokken (1)
10.2A	First Amendment to Employment Agreement for David L. Lokken (1)
10.4	Employment Agreement dated November 1, 1996 between the Company and Brian S. Carr (1)
10.4A	First Amendment to Employment Agreement for Brian S. Carr (1)
10.5	Employment Agreement dated November 1, 1996 between the Company and Michael A. Riley (1)
10.5A	First Amendment to Employment Agreement for Michael A. Riley (1)
10.6	Form of Indemnity Agreement for directors and executive officers of the Company (1)
10.9	Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Aviation Division (1)+
10.10	Distribution Agreement dated November 1, 1996 between the Company and Dunlop Limited, Precision Rubber (1)
10.11	Repair, Overhaul, Exchange, Warranty and Distribution Agreement dated November 1, 1996 between the Company and Dunlop Equipment Division (1)+
10.12	Repair Services Agreement dated September 9, 1997 between the Company and American Airlines, Inc (1)+
10.13	Award/Contract dated September 20, 1995 issued by USCG Aircraft Repair and Supply Center to the Company (1)+
10.14	Maintenance Services Agreement dated August 19, 1994 between the Company and Federal Express Corporation (1)+
10.15	Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp (1)
10.15A	First Amendment to Lease Agreement dated March 31, 1997 by and between the Company and Industrial Centers Corp. (2)
10.16	Management Services Agreement dated November 14, 1997 between the Company and Unique Investment Corp. (1)

HAWKER PACIFIC AEROSPACE

10.17	Mergers and Acquisitions Agreement dated September 2, 1997 between the Company and Unique Investment Corp. (1)
10.17A	Form of First Amendment to Mergers and Acquisitions Agreement between the Company and Unique Investment Corp. (1)
10.17B	First Amendment to Mergers and Acquisitions Agreement, dated as of January 23, 1998, by and between the Company and Unique Investment Corp. (3)
10.18	Subordinated Note for $6,500,000 in favor of Unique Investment Corp. (1)
10.19	Amended and Restated Subordinated Promissory Note dated February 3, 1998 in favor of Unique Investment Corp. (2)
10.21	Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
10.21A	First Amendment to Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (2)
10.22	Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
10.23	Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
10.24	Lease Agreement dated July 28, 1994 by and between the Company and Industrial Bowling Corp. (1)
10.25	Lease Agreement dated June 24, 1997 by and between the Company and AllState Insurance Company (1)
10.25A	First Amendment to Lease Agreement between the Company and AllState Insurance Company (2)
10.26	Lease Agreement dated November 21, 1994 by and between the Company and Gordon N. Wagner and Peggy M. Wagner, and Joseph W. Basinger and Viola Marie Basinger (1)
10.31	Underlease, dated February 4, 1998, by and among British Airways plc, Hawker Pacific Limited and the Company (3) +
10.32	Bailment and Services Agreement, dated as of September 1, 1997, by and between Federal Express Corporation and the Company (3) +
10.33	Tenancy Agreement relating to Bennebroekerweg, Rijsinboat (Netherlands), dated March 15, 1998, between Hawker Pacific Holland, a division of the Company, and Mateor II C.V. (4)
10.35	Statement of Terms and Conditions of Employment, dated October 1, 1998, by and between Hawker Pacific Aerospace and Philip Panzera (5)
10.36	Statement of Terms and Conditions of Employment, dated October 12, 1998, by and between Hawker Pacific Aerospace and Dennis Biety (5)
10.37	Loan and Security Agreement, dated December 22, 1998, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited (8)
10.38	Lease relating to Unit 3 Dawley Park, Hayes, Middlesex, dated April 7,1998, between Sun Life Assurance plc and Hawker Pacific Aerospace Limited and Hawker Pacific Aerospace (8)
10.39	Sublease related to Building 9, Sun Valley, dated January 14, 1998, between Hawker Pacific Aerospace and Abex Display Systems, Inc. (8)
10.40	Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated March 10, 1999 (8)
10.41	Second Forbearance Agreement between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated April 13, 1999 (8)
10.42	Waiver and Amendment No. 1 to Loan and Security Agreement, between Hawker Pacific Aerospace and Hawker Pacific Aerospace Limited, as borrowers, and Heller Financial, Inc., and NMB-Heller Limited, dated October 21, 1999 (9)
10.42A	Waiver and Amendment No. 2 to Loan and Security Agreement, dated December 10, 1999 (10)
10.42B	Waiver and Amendment No. 3 to Loan and Security Agreement, dated February 16, 2000 (11)
10.42C	Waiver and Amendment No. 4 to Loan and Security Agreement, dated March 27, 2000 (11)
10.43	Convertible Preferred Stock Purchase Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)
10.44	Registration Rights Agreement, dated December 10, 1999, between the Company and Deephaven Private Placement Trading Ltd. (10)

HAWKER PACIFIC AEROSPACE

10.45	Description of $3 million Private Placement in response to Item 5 of Form 10-K, as excerpted from the Company’s Form S-3 under “Description of Our Capital Stock — Series C” and “Selling Shareholders — Deephaven Financing” (11)
10.46	Management Incentive Program Agreements, dated February 4, 2000 (12)
10.46A	Amendments to Management Incentive Program Agreements, dated August 15, 2000
10.46B	Payment Deferment Agreements, dated August 15, 2000
10.47	Loan Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
10.48	Voting and Indemnity Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
10.49	Shareholders Rights and Voting Agreement, dated September 20, 2000, between Hawker Pacific Aerospace, The Shareholders Listed and Lufthansa Technik AG (13)
10.50	Promissory Note, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
10.51	Warrant issued by Hawker Pacific Aerospace to Lufthansa Technik AG, dated September 20, 2000 (13)
10.52	Registration Rights Agreement, dated September 20, 2000, between Hawker Pacific Aerospace and Lufthansa Technik AG (13)
10.53	Credit Agreement between Hawker Pacific Aerospace, Landesbank Hessen-Thüringen Girozentrale and Kreditanstalt für Wiederaufbrau, dated October 30, 2000 (14)
10.54	Facility Agreement between Hawker Pacific Aerospace Ltd., Landesbank Hessen-Thüringen Girozentrale and Kreditanstalt für Wiederaufbrau, dated October 30, 2000 (14)
10.56	Final Letter Agreement between Hawker Pacific Aerospace and Lufthansa Technik AG re Exchange of Promissory Note, dated February 6, 2001
21.1	Subsidiaries of Registrant (15)
99.1	Section 906 Certification

+	Portions of exhibits deleted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidentiality

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-40295), and incorporated herein by reference

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference

(6)	Previously filed with the U.S. Securities and Exchange Commission on March 23, 1999, and incorporated herein by reference

(7)	Previously filed with the U.S. Securities and Exchange Commission on April 7, 1999, and incorporated herein by reference

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-93391), and incorporated herein by reference

(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Report on Form 8-K, dated September 20, 2000

(14)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference

(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(16)	Previously filed as Amendment No. 5 to Registration Statement No. 333-93391 on Form S-3, and incorporated herein by reference.

(17)	Previously filed as Registration Statement No. 333-91415 on Form S-8, and incorporated herein by reference.

(18)	Contemporaneously filed as Amendment No. 2 to Form 8-A12G, and incorporated herein by reference.

(d) Financial Statement Schedule

     Schedule II — Valuation And Qualifying Accounts, has been included herein under Item 14(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002

HAWKER PACIFIC AEROSPACE

By /s/ JAMES R. BENNETT James R. Bennett
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ AUGUST WILHELM HENNINGSEN August Wilhelm Henningsen	Chairman of the Board	August 13, 2002

/s/ RICHARD A. FORTNER Richard A. Fortner	President, Chief Executive Officer and Director	August 13, 2002

/s/ DR. PETER JANSEN Dr. Peter Jansen	Director	August 13, 2002

/s/ LAURANS A. MENDELSON Laurans A. Mendelson	Director	August 13, 2002

/s/ JOEL F. MCINTYRE Joel F. McIntyre	Director	August 13, 2002

/s/ JAMES C. STOECKER James C. Stoecker	Director	August 13, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Hawker Pacific Aerospace

We have audited the accompanying consolidated balance sheets of Hawker Pacific Aerospace and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14 for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawker Pacific Aerospace and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ Deloitte & Touche LLP

Los Angeles, California
June 14, 2002, except for the last paragraphs in Notes 6 and 15, as to which the date is July 15, 2002.

Report of Independent Auditors — Fiscal Years 1999

The Board of Directors

Hawker Pacific Aerospace

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Hawker Pacific Aerospace for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Hawker Pacific Aerospace for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Woodland Hills, California

February 11, 2000, except for paragraph 5
of Note 5 (not presented separately herein),
for which the date is April 5, 2000

HAWKER PACIFIC AEROSPACE

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	2001	2000

	(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
Assets
Current assets
Cash	$1,558	$3,349
Accounts receivable, less allowance for doubtful accounts of $520 and $1,038 at December 31, 2001 and 2000, respectively	14,927	14,954
Inventories	31,390	27,398
Prepaid expenses	1,088	855
Deferred income taxes	3,810	1,668

Total current assets	52,773	48,224
Equipment and leasehold improvements, net	12,591	14,232
Exchange assets, net	31,193	33,816

Total fixed assets	43,784	48,048
Other assets	2,026	1,727

Total assets	$98,583	$97,999

Liabilities and Shareholders’ Deficit
Current liabilities
Line of credit-related party	$7,207	$—
Accounts payable	10,125	9,962
Deferred revenue	7,423	5,199
Accrued payroll and employee benefits	2,298	1,826
Accrued expenses and other liabilities	5,800	6,082
Current portion of note payable to related party	—	2,334
Current portion of note payable	1,509	—

Total current liabilities	34,362	25,403
Notes payable
Bank note	63,856	65,956
Related party	—	4,179

	63,856	70,135
Deferred income taxes	4,625	2,980
Commitments and contingencies
Shareholders’ deficit
Common stock: 20,000,000 shares authorized; issued and outstanding: 10,196,257 and 7,022,265 shares at December 31, 2001 and 2000, respectively	35,977	28,682
Accumulated deficit	(34,830)	(24,221)
Accumulated other comprehensive loss	(5,407)	(4,980)

Total shareholders’ deficit	(4,260)	(519)

Total liabilities and shareholders’ deficit	$98,583	$97,999

See Accompanying Notes to Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

	(IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Revenue	$82,887	$77,059	$82,318
Cost of revenue	75,024	69,704	69,197

Gross margin	7,863	7,355	13,121

Operating expense
Selling expense	3,688	3,371	3,296
General and administrative expense	9,168	7,721	7,076

Total operating expense	12,856	11,092	10,372

(Loss) income from operations	(4,993)	(3,737)	2,749

Other (expense) income
Interest expense	(5,636)	(8,772)	(6,001)
Miscellaneous income (expense), net	20	(1,883)	(76)

Total other expense	(5,616)	(10,655)	(6,077)

Loss before income tax (benefit) expense and extraordinary item	(10,609)	(14,392)	(3,328)
Income tax expense (benefit)	—	4,102	(1,068)

Loss before extraordinary item	(10,609)	(18,494)	(2,260)
Extraordinary loss on early extinguishment of debt	—	(793)	—

Net loss	(10,609)	(19,287)	(2,260)
Accretion of discount and redemption premium on preferred stock	—	(1,210)	(273)
Preferred stock dividends	—	(250)	—

Loss to common shareholders	($10,609)	($20,747)	($2,533)

Loss per common share before extraordinary item:
basic and diluted	($1.11)	($3.36)	($0.44)
Extraordinary item	—	(0.13)	—
Loss per common share:
basic and diluted	($1.11)	($3.49)	($0.44)

Weighted average common and common equivalent shares outstanding	9,519,835	5,938,606	5,822,222

See Accompanying Notes to Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Total
			Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

	(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

Balance at January 1, 1999	5,822,222	$21,108	$(941)	$236	$20,403
Net loss	—	—	(2,260)	—	(2,260)
Foreign currency translation	—	—	—	(1,612)	(1,612)
Comprehensive loss	—	—	—	—	(3,872)
Beneficial conversion feature of redeemable convertible preferred stock	—	750	—	—	750
Issuance of warrant to preferred stock shareholders	—	286	—	—	286
Issuance of warrant as cost related to preferred stock	—	240	—	—	240
Accretion of discount and redemption premium on preferred stock	—	—	(273)	—	(273)

Balance at December 31, 1999	5,822,222	22,384	(3,474)	(1,376)	17,534
Net loss	—	—	(19,287)	—	(19,287)
Foreign currency translation	—	—	—	(3,604)	(3,604)
Comprehensive loss	—	—	—	—	(22,891)
Issuance of 2,500,000 warrants	—	3,110	—	—	3,110
Preferred stock dividend accrued	—	—	(250)	—	(250)
Conversion of redeemable preferred stock to common	1,106,982	3,750	—	—	3,750
Reclassification of redemption premium upon conversion of preferred stock	—	(750)	750	—	—
Conversion of dividends on preferred stock to common	57,404	156	—	—	156
Accretion of discount and redemption premium on preferred stock	—	—	(1,960)	—	(1,960)
Stock option exercises	35,657	32	—	—	32

Balance at December 31, 2000	7,022,265	28,682	(24,221)	(4,980)	(519)
Net loss	—	—	(10,609)	—	(10,609)
Foreign currency translation	—	—	—	(427)	(427)
Comprehensive loss	—	—	—	—	(11,036)
Issuance of Common stock upon debt conversion	3,136,952	7,199	—	—	7,199
Dividends payable converted to common stock	35,582	96	—	—	96
Stock option exercises	1,458	—	—	—	—

Balance at December 31, 2001	10,196,257	$35,977	$(34,830)	$(5,407)	$(4,260)

See Accompanying Notes to Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

	(IN THOUSANDS)
OPERATING ACTIVITIES
Net loss	$(10,609)	$(19,287)	$(2,260)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary loss	—	793	—
Deferred income taxes	(532)	4,052	(533)
Depreciation and amortization	4,276	4,797	4,057
Amortization of loan discount	351	313	—
Bad debt expense (recovery)	(395)	983	50
Write-down of exchange assets	650	830	—
Gain on the sale of machinery, equipment and landing gear	—	—	(1,648)
Proceeds from sale of landing gear	—	—	4,734
Changes in operating assets and liabilities:
Accounts and other receivables	146	1,784	(6,361)
Inventories	(4,129)	(3,702)	(3,242)
Prepaid expenses and other current assets	(767)	(370)	63
Accounts payable	334	(2,795)	1,049
Deferred revenue	2,325	2,125	2,365
Accrued liabilities	854	2,873	2,913

Cash (used in) provided by operating activities	(7,496)	(7,604)	1,187

INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and landing gear	(1,480)	(5,885)	(12,216)

Other assets	—	1,496	(680)

Cash used in investing activities	(1,480)	(4,389)	(12,896)

(continued)

HAWKER PACIFIC AEROSPACE

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

	(IN THOUSANDS)
FINANCING ACTIVITIES
Borrowings under bank note	$—	$60,350	$15,431
Principal payments on bank note	—	(53,541)	(5,041)
Principal payment on related party note	—	(2,500)	—
Borrowing under related party note	—	9,300	—
Borrowings/payments on line of credit, net	7,207	—	—
Deferred financing cost	(22)	(526)	191
Issuance of preferred stock	—	—	2,795
Issuance of common stock	—	—	—
Exercise of stock options	—	32	—

Cash provided by financing activities	7,185	13,115	13,376
Increase (decrease) in cash	(1,791)	1,122	1,667
Cash, beginning of period	3,349	2,227	560

Cash, end of period	$1,558	$3,349	$2,227

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,922	$7,076	$5,492
Income taxes	195	12	9
Non-cash items:
In December 2000, Series C preferred stock, with a redemption value of $3,750, was converted into 1,106,982 shares of common stock	—	3,000	—
In December 2000, accrued dividends of $156 on Series C preferred stock were converted into 57,404 shares of common stock	—	156	—
In February 2001, the Company issued 3,136,952 shares of common stock to convert a shareholder note and related accrued interest to common equity	7,199	—	—

See Accompanying Notes to Consolidated Financial Statements

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Hawker Pacific Aerospace, formerly known as Hawker Pacific, Inc. (the “Company”) is a California corporation with headquarters in Sun Valley, California. The Company is organized into two divisions, with facilities in Sun Valley and Amsterdam, and a wholly owned subsidiary, Hawker Pacific Aerospace, Ltd., which operates an overhaul facility in the United Kingdom (“Hawker UK”). The Company repairs and overhauls aircraft and helicopter landing gear, hydromechanical components, and wheels, brakes and braking system components for a diverse international customer base, including commercial airlines, air cargo operators, domestic government agencies, aircraft leasing companies, aircraft parts distributors, and original equipment manufacturers. In addition, the Company distributes, manufactures and sells new and overhauled spare parts and components for both fixed wing aircraft and helicopters.

Organization and Basis of Presentation

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As a result of the significant amounts of cash and operating costs related to the new plant construction and start up operations at Hawker UK, the Company incurred losses and negative cash flows from operating activities in 2001 which resulted in an accumulated deficit at December 31, 2001. Management’s plans with respect to these conditions include the successful completion of a tender offer commenced by Lufthansa Technik AG (“LHT”) and subsequent merger (as more fully described below) as well as carefully managing cash flow and improving the operations at Hawker UK.

     LHT Transactions. On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly owned subsidiary of LHT, completed a tender offer for the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer, LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation, owned by LHT were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one (1) outstanding share of common stock of LHT Acquisition Corporation was converted into one (1) outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

     On September 20, 2000, LHT acquired a controlling interest in the Company upon executing the following series of transactions with the Company, its senior lender, and certain of its shareholders (see also Note 7). LHT is a wholly owned subsidiary of DLH, one of the largest airlines in Europe. LHT is the technical and maintenance arm of Lufthansa, but also generates annual revenue by offering repair and overhaul services to the rest of the aviation industry.

     LHT acquired its controlling interest in a private transaction by purchasing approximately 40% of the Company’s common stock from certain shareholders affiliated with Unique Investment Corporation. LHT also purchased all outstanding shares of the Company’s Series C convertible preferred stock from the private investor group that provided such funding to the Company in December 1999.

     LHT also entered into a Shareholders Rights and Voting Agreement with the Company and certain of its officers under which LHT acquired certain voting and corporate rights. In addition, LHT assisted the Company by providing $10,000 in junior participation to the Company’s senior lender until such time as the senior credit facility could be refinanced. LHT subsequently assisted the Company in securing a new senior debt facility in October 2000.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     LHT also provided the Company $9,300 of subordinated debt, in exchange for which it received warrants to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $4.25. These warrants expired, unexercised, on September 19, 2001.

     In December 2000, LHT converted all of its Series C preferred stock and a portion of the associated accrued dividends into common shares (see also Note 10). On March 16, 2001, LHT converted all subordinated debt and accrued interest owed to it by the Company, approximately $9,800, into common shares. As of December 2001, LHT owned approximately 65.5% of the Company’s outstanding common shares. As of April 16, 2002, LHT purchased 31% of outstanding common shares bringing total ownership to 96.5%.

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

     Revenue for repair and overhaul services involving an exchange is recognized when the job is complete. Exchange fees are recognized upon the shipment of the Company’s exchange asset to the customer. Revenue for repair and overhaul services not involving an exchange is recognized when the completed item is shipped to the customer.

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

Concentrations of Risk

     Major Customers. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company generally does not require collateral. Credit losses have been within management’s expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

     During 2001, two customers accounted for 23% and 16% of the Company’s revenue, and represented 21% and 19%, respectively, of the accounts receivable balance at December 31, 2001. During 2000, three customers accounted for 19%, 15% and 13% of the Company’s revenue, and represented 12%, 6% and 10%, respectively, of the accounts receivable balance at December 31, 2000. During 1999, those same three customers accounted for 19%, 14%, and 10% of the Company’s revenue, and represented 16%, 6%, and 10% of the accounts receivable balance at December 31, 1999.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     Major Vendors. During 2001, three vendors accounted for $8,962, $6,676 and $5,744, or 13%, 10% and 9% of the total purchases for the year. During 2000, the same three vendors accounted for $11,823, $4,588, and $4,587, or 29%, 11%, and 11% of total purchases for the year. During 1999, two vendors accounted for $8,898, and $4,940, or 22%, and 12% of total purchases for the year.

Inventories

     Inventories are valued at the lower of cost or market. Purchased parts and assemblies are valued based on their weighted average cost. Work-in-process inventory includes purchased parts, direct labor and factory overhead. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, turnover and future usage forecasts.

Exchange Assets

     Landing gear and other exchange assets are accounted for as fixed assets at cost and are depreciated over their estimated useful lives to their respective salvage values. These exchange assets principally include various large commercial jet landing gear shipsets, and flap tracks and carriages. Exchange assets are held for the purpose of exchanging the asset with a customer to allow the customer’s aircraft to return to service in the shortest possible time. Certain of the Company’s contracts could not have been obtained without sufficient exchange assets to meet the customer’s requirements.

     After the landing gear shipset is exchanged and the customer is billed for the established cost of the overhaul, the landing gear shipset from the customer is overhauled and returned to the Company’s exchange asset pool. The estimated useful lives of these exchange assets range from 10 to 15 years depending on the age and type of the aircraft and the Company’s estimate of how many years of overhaul demand remain. Depreciation expense is recorded as a cost of revenue using the straight-line depreciation method.

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

Equipment and Leasehold Improvements

     Depreciation expense is determined using the straight-line method based on the following estimated useful lives:

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

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

Foreign Currency Translation

     The Company considers the local currency of its foreign operations to be the functional currency. Accordingly, the Company translates the assets and liabilities of its foreign operations at the rate of exchange in effect at the period end. Revenues and expenses are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded as a separate component of other comprehensive loss and are included in shareholders’ deficit. Transaction gains and losses are included in net income in the period they occur.

     Realized and unrealized foreign exchange gains recognized in earnings amounted to, $248, $99 and $71 for the years ended December 31, 2001, 2000 and 1999, respectively.

Loss per Share

     Basic and diluted loss per common share is computed based upon the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if certain securities were exercised or converted into common stock. The effect of dilutive securities was not included in the computation of diluted loss per share because the effect would have been antidilutive. Therefore, basic and diluted loss per common share are the same for all periods presented. Stock options and warrants excluded from the computation of diluted earnings per share, because their effect was anti-dilutive, totaled 872,593, at exercises prices between $2.25 and $9.88, and 901,854, at exercise prices between $2.13 and $9.88, 980,656 at exercise prices between $2.25 and $8.99 for the years ended December 31, 2001, 2000 and 1999, respectively. The number of shares used in the calculation of basic and diluted loss per share is 9,519,835, 5,938,606 and 5,822,222 for the years ended December 31, 2001, 2000 and 1999, respectively. Net loss used in the calculation of basic and diluted loss per share has been adjusted for the accretion of the discount and redemption premium on the preferred stock in order to derive net loss to common shareholders.

Fair Value of Financial Instruments

     As defined by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company’s financial instruments principally consist of accounts receivable, accounts payable, notes payable to a bank, and, through March 16, 2001, a note payable to a related party. The carrying value of accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the notes payable to a bank approximate their fair market value since these financial instruments carry a floating interest rate. The fair market value of the retired note payable to a related party approximated its carrying value based on the current market rate for such debt, and the discount applied against the note payable as a result of the warrants issued to the related party.

Management’s Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, an indemnification claim receivable, a provision for potentially excess or slow-moving inventory, warranty accruals, deferred tax asset valuation allowances, and a provision for anticipated losses on future work covered by contracts performed at the Company’s Hawker UK operation. Actual results may differ from those estimates.

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Pursuant to SFAS No. 123, a company may elect to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) or to recognize compensation expense for grants of stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earnings per share as if fair value based accounting prescribed by SFAS No. 123 had been applied. The Company has elected to continue expense recognition pursuant to APB No. 25.

New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There are also transition provisions that apply to certain business combinations completed before July 1, 2001. SFAS 142, which becomes effective for the Company on January 1, 2002, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company does not, however, currently carry any goodwill or indefinite-lived intangible assets on its balance sheet, as such, the Company does not believe that these standards will have a material impact on the financial position, results of operations or cash flow of the Company.

     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In August 2001, the FASB issued a new pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

2. INVENTORIES

     Inventories are comprised of the following:

	December 31,

	2001	2000

Purchased parts and assemblies	$22,672	$20,543
Work-in-process	8,718	6,855

	$31,390	$27,398

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

3. FIXED ASSETS

     Equipment, leasehold improvements, and exchange assets at cost, consist of the following:

	December 31,

	2001	2000

Leasehold improvements	$8,922	$9,153
Machinery and equipment	8,794	8,598
Tooling	642	614
Furniture and fixtures	325	287
Vehicles	7	37
Computer equipment	1,837	1,672

	20,527	20,361
Less: accumulated depreciation	(7,936)	(6,129)

Total equipment and leasehold improvements, net	12,591	14,232

Exchange assets	39,421	39,764
Less: accumulated depreciation	(8,228)	(5,948)

Total exchange assets, net	31,193	33,816

Total fixed assets, net	$43,784	$48,048

     During 2001 and 2000, the Company recorded non-cash charges of $650 and $830 respectively, related to the write-down of landing gear exchange assets to their fair value.

4. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,

	2001	2000

Deferred income tax assets:
Net operating loss carryforwards	$15,272	$11,633
Inventory valuation reserves	695	639
Provisions for anticipated losses on contracts	979	879
Employee benefits and compensation	614	202
Accounts receivable valuation reserves	223	417
Product and service warranties	268	146
Accrued expenses	299	268
State tax credits	94	94
Other items, net	102	160

Total deferred income tax assets	18,546	14,438
Less valuation allowance	(13,861)	(9,823)

Net deferred income tax assets	4,685	4,615

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	December 31,

	2001	2000

Deferred income tax liabilities:
Depreciation and amortization methods Difference in fixed assets basis due to accelerated depreciation and tax deferred exchanges	5,207	5,669
Other items, net	293	258

Total deferred income tax liabilities	5,500	5,927

Net deferred income tax liabilities	$(815)	$(1,312)

Deferred income tax assets and liabilities are reflected in the Company’s balance sheets as follows:

	December 31,

	2001	2000

Current income deferred tax assets	$3,810	$1,668
Non-current deferred income tax liabilities	(4,625)	(2,980)

Net deferred income tax liabilities	$(815)	$(1,312)

     The Company has net operating loss carryforwards for federal tax purposes of $42,066, which expire in the years 2005 to 2021. The Company also has state net operating loss carryforwards of $10,372, which expire in the years 2002 to 2011. Utilization of net operating loss carryforwards are subject to limitation as a result of changes in ownership.

Significant components of income tax expense (benefit) are as follows:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Current:
Federal	$100	$(39)	$19
State	432	89	1

	532	50	20

Deferred:
Federal	(290)	3,636	(1,364)
State	(242)	416	276

	(532)	4,052	(1,088)

Income tax expense (benefit)	$—	$4,102	$(1,068)

     During the year ended December 31, 2000, the Company established a valuation allowance of $9,823 for a portion of its deferred tax asset, which was previously established for the tax benefit related to future utilization of the Company’ net operating loss carryforward.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

The following table reconciles the statutory federal income tax rate to the effective tax rate, as a percentage of income before tax:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Statutory federal income tax rate	(34%)	(34%)	(34%)
Nondeductible expenses		—	1%
State income taxes, net of federal benefit	(1%)	2%	5%
Change in valuation reserve	34%	59%	(7%)
Other	1%	—	3%

Effective tax rate	0%	27%	(32%)

5. LINE OF CREDIT AND NOTES PAYABLE

     Prior Senior Credit Facility. On December 22, 1998, the Company secured a $66,300 senior credit facility from Heller Financial, Inc., and NMB-Heller Limited (collectively, “Heller”). The Loan and Security Agreement, as amended (the “Heller Agreement”) originally provided a $55,000 revolving line of credit, a Term Loan A in the amount of $4,300, and a Term Loan B in the amount of $7,000. The revolver and both term loans were to expire in five years.

     The interest rate on all three Heller instruments was set at prime plus 2.5%, or 12% from May 2000 until the termination of the facility. During 1999 the Company made principal payments of $600 and $4,500 on Term Loans A and B, respectively. During 2000 the Company made principal payments of $3,700 and $2,500 on Term Loans A and B respectively.

     On September 20, 2000, the Company and Heller executed an amendment to the Heller Agreement, and the Company paid $6,000 of the Heller obligation with the proceeds from the LHT loan. The amendment extended certain covenant provisions of prior amendments to November 3, 2000, and also established a prepayment fee of $300. In consideration of the extension provided by this amendment, Heller charged the Company additional fees. The Company recorded an extraordinary loss of $793 during 2000 in order to extinguish the Heller Agreement.

     Current Senior Loan Facility. The Heller facility was terminated and paid in full on October 31, 2000, upon the closing of a new senior loan facility with Landesbank Hessen-Thüringen Girozentrale (“Helaba”), as mandated arranger and agent, and Kreditan-stalt für Wiederaufbrau (“KfW”), as co-arranger (the “Loan Facility”). The $65,000 Loan Facility is comprised of two five-year term notes, with funding of $45,000 to Hawker Pacific Aerospace, and 14,000 British pounds to Hawker UK. After paying all Heller obligations, and closing fees and other costs, the Company had $3,200 remaining to be applied to general working capital.

     The US and Hawker UK borrowing under the Loan Facility carry interest rates set quarterly at the respective LIBOR rate for each country, plus 270 basis points. The weighted average interest rate for both notes at December 31, 2001, was approximately 5.9%. No principal payments are required during the first year of the Loan Facility, and only $10,000 of principal payments are required on the US term note during years two through five. Financial covenants for the Loan Facility were not to commence until one year after the closing date, and were based solely on the performance of the US company. However, on November 13, 2001 the financial covenants were annulled by Helaba and KfW pursuant to a waiver request by the Company dated October 25, 2001. Substantially all of the Company’s assets are pledged under the Loan Facility.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     Subordinated Debt Facility. On September 20, 2000, LHT provided the Company a $9,300 note to assist the Company in meeting its obligations to Heller, retire the Unique debt and related fees, pay certain costs related to the September 20, 2000 transactions with LHT, and to enhance the Company’s general working capital. The three-year note was subordinated to both the Heller and Helaba senior facilities. The note accrued interest at the greater of 10% or the US LIBOR rate plus 5%, provided that such amount did not exceed 11% or the maximum amount allowable by law. Accrued interest was payable every six months commencing in September 2001. The interest rate in effect during the term of the loan was 11%. Principal was payable in three payments of 25%, 25% and 50% at the end of years one, two and three, respectively. In consideration of the favorable interest rate and terms of the note, the Company also issued warrants to LHT to purchase up to 2,500,000 shares of common stock. For additional detail on the warrants, please refer to Note 7, Related Party Transactions.

     On February 6, 2001, the Company and LHT entered into an agreement to convert from debt to common equity approximately $9,800 of principal and accrued interest owed under the LHT note payable. See Note 7 for additional detail regarding this conversion.

     The conversion rate of $3.125 per common share was set equal to the then-current market price, and was determined by the average of the closing bid prices on the five trading days immediately preceding the date of the agreement. The note was subsequently cancelled on March 16, 2001, upon the issuance to LHT of 3,136,952 shares of common stock. Upon cancellation of the note, shareholders’ equity increased by $7,199 (representing the note carrying value of $6,696 plus accrued interest of $503).

     On June 8, 2001, LHT, provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5,200 British pounds sterling (approximately $7,500 at December 31, 2001), must be repaid within 364 days. On October 10, 2001 LHT agreed to extend the term of the revolving line of credit for another 365 days if Hawker UK does not have sufficient funds at its disposal to pay the loan balance in full or in part, as of the repayment date. Amounts advanced under the facility bear interest, payable monthly, at a daily average rate based on the London Sterling Overnight Index Average (“SONIA”), plus a 270 basis point margin (approximately 7.6% as of December 31, 2001). Proceeds from the facility will be used for certain capital investments, and to supplement general working capital in Hawker UK. As of December 31, 2001, Hawker UK had drawn $7,207 on the line of credit.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

The Company’s long-term notes payable balance consists of the following:

	December 31,

	2001	2000

Note payable to a financial institution, secured by all the Company’s assets, interest accrues and is payable quarterly at LIBOR plus 2.7% per annum, 5-year term note, with $1,500, $2,750, $3,000 and $2,750 of principal payable in years 2 through 5 respectively and the balance payable on October 30, 2005	$65,321	$65,909
Note payable to a related party, interest accrues monthly at the lesser of 11%, or the greater of 5% plus LIBOR or 10% per annum, interest payments due semi-annually beginning in September 2001. Interest rate at December 31, 2000 was 11%; subordinated to the note payable above, maturing at the end of the third year, with the first principal payment of 25% due after one year	—	9,300
Note payable to a financial institution, payable in quarterly installments of $5 per quarter, including interest, maturing in 2005	44	56

Total amounts owed under notes payable	65,365	75,265
Less discount on note payable to related party	—	(2,796)
Less current portion	(1,509)	(2,334)

Total long-term notes payable	$63,856	$70,135

Maturity of long-term notes payable as of December 31, 2001, is summarized as follows:

2002	$1,509
2003	2,762
2004	3,020
2005	58,074

$65,365

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases its facilities, certain office equipment and a vehicle under operating lease agreements, which expire through June 2024, and which contain certain escalation clauses based on various inflation indexes. Future minimum rental payments as of December 31, 2001, are summarized as follows:

2002	$3,068
2003	3,010
2004	2,853
2005	2,645
2006 and thereafter	37,811

$49,387

The Company incurred rent expense of approximately $3,289, $3,266 and $3,204 for the years ended December 31, 2001, 2000 and 1999, respectively.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

Employment Agreements

     The Company is obligated under certain management employment contracts through 2004. Future minimum salary expense related to these contracts is $1,216.

Environmental Remediation

     There are various environmental remediation actions that have involved the area surrounding the Company’s Sun Valley facility. The Company has been fully indemnified by its former parent company, BTR plc, for certain asserted claims against the Company.

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

     On October 1, 2001, First Union Securities Inc. was awarded $989 in an arbitrated claim against the Company. First Union provided investment banking services to the Company and the claim sought payment of their fee for those services. Pursuant to an indemnification agreement, the Company ceded control of the First Union claim to a group of individual shareholders associated with Unique Investment Corporation (the “Unique Sellers”), and the Unique Sellers agreed to indemnify the Company for any costs related to the claim in excess of $250. The Company paid First Union the $989 award in October 2001 and has since incurred additional expenses related to this matter. As of October 22, 2001, the Unique Sellers had not honored their indemnification agreement, and the Company filed an arbitration claim to enforce the terms of the agreement which include recovery of the award, expenses in excess of $250 and certain other expenses. As of December 31, 2001, the Company recorded an account receivable in the amount of $1,000 related to this matter. On June 21, 2002, the Company entered into a settlement agreement with the Unique Sellers in the amount of $1,000.

7. RELATED PARTY TRANSACTIONS

     On September 20, 2000, LHT entered into a Shareholders Rights and Voting Agreement with the Company and certain officers (the “Shareholders”) under which LHT obtained certain rights, including among others the following: (i) the voting rights with respect to 196,342 common shares and 129,786 options to acquire common stock held by the Shareholders; (ii) the right to increase the number of directors of the Company from seven to nine; (iii) a right of first refusal prior to any sale of common stock by the Shareholders; and (iv) the agreement of the Shareholders to vote their shares in favor of the warrants issued to LHT. In connection with the transactions above, the Company incurred expenses of $1,883 in 2000, which are included in the Consolidated Statement of Operations under miscellaneous expenses.

     On September 20, 2000, LHT entered into a Loan Agreement with the Company, and provided the Company subordinated debt of $9,300, at an interest rate of up to 11% per annum, for a term of three years (see also Note 5, Line of Credit and Notes Payable). In consideration of the favorable terms of this Loan Agreement, LHT also received warrants, exercisable for one year, to purchase up to 2,500,000 shares of common stock for $4.25 per share. These warrants expired on September 19, 2001. The Company and LHT also entered into a Voting and Indemnity Agreement in which LHT agreed to vote its shares in favor of the warrants and the Company agreed to indemnify LHT for any losses associated with it so voting.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     The proceeds of $9,300 received from the subordinated debt and the issuance of the warrants were allocated based on their relative fair values. The fair value of the warrants was estimated as of the date of the agreement using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	5.47%
Dividend yield	0%
Expected stock price volatility	75.0%
Expected warrant life	1 year

     Based on these assumptions, the value of the warrants was determined to be $3,110, which was recorded as an increase to shareholders’ equity and a discount to the related party note payable.

     On March 16, 2001, the Company sold and issued to LHT 3,136,952 shares of its common stock in a private transaction in exchange for LHT’s surrender and cancellation of $9,803 of principal and accrued interest owing to LHT under the Loan Agreement entered into between the Company and LHT in September 2000.

     In December 2000, LHT voluntarily converted all of its Series C preferred stock and a portion of the associated accrued dividends into 1,164,386 shares of common stock (see Note 10, Redeemable Preferred Stock).

     In the ordinary course of business, the Company enters into subcontracting transactions with LHT to provide overhaul services. During 2001 and 2000, the Company generated revenue of $1,306 and $465 from LHT, and received cash payments totaling $1,288 and $175, respectively.

     In the ordinary course of business, the Company pays sales commissions to an independent non-LHT sales agency which is also a shareholder of the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid $412, $198 and $439, respectively, in commissions and reimbursed expenses to this related party.

     In September 1997, the Company and Unique entered into a management services agreement (the “Management Services Agreement”) pursuant to which, upon the consummation of the public offering for the Company, Unique became entitled to receive $150 per year, payable monthly, for certain management services rendered to the Company. During 2000 and 1999, $131 and $150 were incurred for Unique management services rendered. The Management Services Agreement terminated upon the sale by the Unique Shareholders of 2,336,495 common shares to LHT on September 20, 2000, at which time the Company paid a $150 termination fee to Unique. No fees were paid to Unique in 2001.

8. STOCK OPTION PLAN

     In November 1997, the Board of Directors adopted the Company’s 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan, provides for the grant of options to directors, officers, other employees and consultants of the Company to purchase up to an aggregate of 634,514 shares of common stock. The purpose of the 1997 Plan is to provide participants with incentives that will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company.

     The exercise price of any incentive stock options granted may not be less than 100% of the fair market value of the Company’s common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Nonqualified options may be granted under the 1997 Plan at an exercise price of not less than 85% of the fair market value of the Common Stock on the date of grant. Options may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company).

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

The number of options outstanding and the exercise price thereof are subject to adjustments in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

     In connection with LHT’s tender offer, the board of directors voted to waive the vesting period on all outstanding options at a meeting held on March 7, 2002. In addition, all optionholders with options having an exercise price below the tender offer price were paid the difference between the offer price and the exercise price of their options. The total amount paid to optionees in connection with the tender offer was $39.

     The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The following information is presented in accordance with the provisions of that Statement.

     Had the Company elected to recognize compensation cost based on the fair value of options granted as prescribed by SFAS 123, net loss and loss per share would have been reported as the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999

Reported loss to common shareholders	$(10,609)	$(20,747)	$(2,533)
Pro forma loss to common shareholders	$(10,724)	$(21,496)	$(3,079)
Reported diluted loss per share	$(1.11)	$(3.49)	$(0.44)
Pro forma diluted loss per share	$(1.13)	$(3.62)	$(0.53)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for each of the years ended December 31:

	2001	2000	1999

Risk free interest rate	5.23%	5.47%	5.47%
Dividend yield	0%	0%	0%
Expected stock price volatility	75.0%	75.0%	75.0%
Expected option lives:
Incentive	5.0 years	5.0 years	5.0 years
Non-qualified	5.0 years	5.0 years	5.0 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly uncertain, particularly the expected stock price volatility of the underlying stock. Because changes in these uncertain input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 2001 is not considered representative of the pro forma effect on net income in future years because it does not take into account future grants, or the timing of the grants of prior options. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

     A summary of the Company’s outstanding options, and changes therein, for the years ended December 31, 1999, 2000 and 2001, is presented below:

	Shares	Weighted
	Under	Average
	Option	Exercise Price

1999
Options outstanding at beginning of year	613,107	$5.66
Options granted	30,000	3.06
Options cancelled	(60,167)	(6.00)
Options exercised	—	—

Options outstanding at end of year	582,940	5.49

Options exercisable at end of year	251,451	5.19
Weighted average fair value of options granted during the year		1.96
2000
Options outstanding at beginning of year	582,940	$5.49
Options granted	30,000	5.14
Options cancelled	(51,402)	(4.81)
Options exercised	(7,400)	(3.56)

Options outstanding at end of year	554,138	5.56

Options exercisable at end of year	458,879	5.76
Weighted average fair value of options granted during the year		3.47
2001
Options outstanding at beginning of year	554,138	$5.56
Options granted	42,000	2.89
Options cancelled	(66,261)	(5.88)
Options exercised	(5,000)	(2.13)

Options outstanding at end of year	524,877	5.22

Options exercisable at end of year	451,876	5.55

Weighted average fair value of options granted during the year		2.70

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

The following table provides data on stock options outstanding and exercisable at December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted-Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.13-2.99	40,000	9.0	$2.41	40,000	$2.41
$3.00-6.99	282,107	7.0	3.75	209,106	3.65
$8.00-8.99	187,909	5.9	8.00	187,909	8.00
$9.00-9.88	14,861	6.2	9.88	14,861	9.88

	524,877	6.7	5.34	451,876	5.55

9. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1997, the Company adopted a defined benefit pension plan (the “1997 Plan”) to provide retirement benefits to its domestic employees. This non-contributory plan covers substantially all domestic employees of the Company as of the effective date of the plan or on January 1 of each successive year for employees hired subsequent to January 1, 1997. Pursuant to plan provisions, normal monthly retirement benefits are equal to the participant’s credited benefit service (up to a maximum of 35 years), times the sum of 0.75% of the participant’s final average monthly compensation, plus 0.65% of such compensation in excess of the participant’s covered average monthly wage. The plan also provides for early retirement and certain death and disability benefits. The Company’s funding policy for the plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.

     Effective January 1, 1999, the Company adopted a defined benefit pension plan (the “Hawker UK Plan”) to provide retirement benefits to its Hawker UK employees. This contributory plan covers substantially all employees of Hawker UK who have completed a minimum of six months’ service. Pursuant to plan provisions, normal retirement benefits are equal to the participant’s credited eligible service times either 1.67% or 1.79% (depending on benefit scale) of the participant’s retiring pay. Retiring pay is based on basic pay less a deductible (in most cases, 15% of basic pay). The plan also provides for early retirement and certain death and disability benefits. Participants pay contributions equal to either 5.25% or 7.25% (depending on benefit scale) of their basic pay (net of the deductible) with the Company paying the balance of the cost. The Company’s funding policy for the plan is to contribute amounts sufficient to meet the minimum funding requirements of the UK Pensions Act 1995, plus such additional amounts as the Company may determine to be appropriate so as to spread the cost of providing benefits over participants’ working lives with the Company.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

A reconciliation of the balance of the benefit obligation and plan assets is as follows:

	Pension Benefits

	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$10,460	$10,242
Service cost	874	901
Interest cost	669	608
Plan participants contributions	297	302
Actuarial losses	(618)	(824)
Prior service costs	—	—
Benefits paid	(131)	(128)
Exchange rate changes	(237)	(641)

Benefit obligation at end of year	$11,314	$10,460

Change in plan assets
Fair value of plan assets at beginning of year	$10,290	$10,056
Actual return on plan assets	(951)	69
Company contributions	937	690
Plan participants contributions	297	302
Benefits paid	(131)	(128)
Exchange rate changes	(258)	(699)

Fair value of plan assets at end of year	$10,184	$10,290

Funded status of the plan (underfunded)	(1,130)	(170)
Unrecognized net actuarial losses	495	(672)
Unamortized prior service cost	609	643

Accrued benefit cost	$(26)	$(199)

     The following table provides weighted average percentages of the rate assumptions used in the determination of the net pension cost for the US and UK defined benefit pension plans for the years ended December 31, 2001 and 2000.

	2001	2000	1999

Discount rate	6.2%	6.2%	5.8%
Rate of increase in compensation levels	3.4%	3.4%	3.4%
Expected long-term rate of return on assets	7.8%	7.9%	7.9%

     The components of net periodic benefit costs for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000	1999

Service cost	$874	$901	$754
Interest cost	669	608	525
Expected return on plan assets	(811)	(747)	(625)
Amortization of prior service cost	34	34	34
Amortization of losses	1	2	1

Net periodic benefit costs	$767	$798	$689

     Effective January 1, 1997, the Company also adopted a defined contribution 401(k) retirement savings plan which covers substantially all employees of the Company. Plan participants are allowed to contribute up to 15% of their base annual compensation and are entitled to receive a company match equal to 50% of the participant’s contribution up to a maximum of 6% of the participant’s annual base compensation. Participant contributions to the plan are fully vested immediately, while matching contributions from the Company are subject to a five-year vesting period. All contributions to the plan are held in a separate trust account. During

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

the years ended December 31, 2001, 2000 and 1999, the Company’s matching contribution amounted to $234, $231 and $168, respectively. This amount was expensed during the period and is included in the Consolidated Statements of Operations.

     Employees associated with the Company’s acquisition of Hawker UK participated in a predecessor pension plan through January 31, 1999. The Company incurred $286 of expense related to contributions to this plan for the year ended December 31, 1999. The Company has no further obligation to the predecessor plan as of January 31, 1999.

10. REDEEMABLE PREFERRED STOCK

     In December 1999, the Company issued 300 shares of 8% Series C Convertible Preferred Stock (“Series C”) for $3,000. In connection with the issuance of Series C, the Company issued a warrant to the broker to purchase 50,000 shares of common stock at $2.85 per share. The warrant was valued at $240 and is included in the costs associated with the issuance. All 50,000 warrants were exercised in 2000. The Company incurred an additional $205 in costs associated with the issuance of Series C.

     In connection with the issuance of Series C, the Company also issued a warrant to the preferred stock holder to purchase 125,000 shares of common stock at $7.37 per share. The warrant was valued at $286.

     The Series C holder had a mandatory right of redemption under certain circumstances. The redemption feature called for the preferred stock to be redeemed for 125% of the stated value ($3,750) and as such the preferred stock was accreted to $3,750 over a 180-day period from December 1999 until June 2000. The issue also provided for a multiple-step beneficial conversion feature, which was valued for financial statement purposes at $750. The resulting discount on the Series C was amortized over a 180-day period from December 1999 until June 2000, and was charged to accumulated deficit, similar to a preferred dividend, as an increase to the loss to common shareholders.

     On September 20, 2000, LHT purchased all 300 shares of Series C preferred stock from the preferred holder in a private transaction. On December 22 and 29, 2000, at LHT’s election, these shares and a portion of the issue’s accrued dividends were converted into 1,164,386 shares of common stock at a discounted price, as determined by the December 1999 stock purchase agreement and exhibits thereto. In accordance with the terms of the stock purchase agreement, all accrued dividends could not be paid at the time of conversion. The Company subsequently obtained shareholder approval to issue to LHT 35,582 common shares as final payment for the remaining accrued dividends.

     The accumulated accretion related to the redemption premium of $750 was reclassified from accumulated deficit to common stock at the time of conversion. The amount of accretion related to the beneficial conversion feature, conversion discount, associated warrants, and costs of issuance which are included in the calculation of the loss per share to common shareholders for the years ended December 31, 2000 and 1999, was $1,210 and $273, respectively.

11. SHAREHOLDERS’ DEFICIT

     As part of the Company’s initial public offering in January 1998, warrants to purchase 222,716 shares were issued to the underwriters. These warrants allow them to purchase a share of stock for each warrant at $8.00 per share.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

The following table summarizes the Company’s common stock issued and available at December 31, 2001:

Common
Shares Issued
Description of Instrument	or Reserved

Common stock outstanding	10,196,257
Management options	111,265
Employee Incentive Stock Option Plan	413,612
Common stock warrants	347,716

Total common stock issued or reserved	11,068,850

Total common stock available	8,931,150

12. PROVISION FOR ANTICIPATED LOSSES ON CONTRACTS

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

     This provision has been recorded for certain contracts performed at Hawker UK, and includes anticipated losses on overhaul events based on management’s estimates. During 2001, $2,775 was utilized from the provision and $3,051 was added to the provision. This addition to the provision was recorded based on decreased revenue projections as a result of the events of September 11, 2001. A reduction in sales volume would result in lower overhead absorption and higher pro rata costs for the remaining jobs. Additional reasons for the year-to-date increase in the provision include changes in the number and timing of overhauls by certain customers, changes in the estimate of future overhaul costs, and the addition of certain new contracts. As of December 31, 2001, the remaining provision amounts to $2,436.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

13. SEGMENT INFORMATION

     The Company operates in one segment, aircraft overhaul and repair. The following table sets forth certain geographic information related to the Company’s operations:

	United States	United Kingdom	Consolidated

2001
Total assets	$55,549	$43,034	$98,583
Total long-lived assets, net	16,492	27,292	43,784
Revenue by location of operations	53,537	29,350	82,887
Loss before income tax benefit	(1,077)	(9,532)	(10,609)
2000
Total assets	$51,975	$46,024	$97,999
Total long-lived assets, net	17,575	30,473	48,048
Revenue by location of operations	58,854	18,205	77,059
Loss before income tax benefit	(2,646)	(11,746)	(14,392)
1999
Total assets	$50,113	$53,050	$103,163
Total long-lived assets, net	19,669	31,766	51,435
Revenue by location of operations	54,977	27,341	82,318
Income (loss) before income tax expense (benefit)	1,553	(4,881)	(3,328)

     The Company generated revenue from customers located outside of the United States of $35,785, $24,693 and $37,329, of which, $9,467, $8,312 and $9,988 were revenues generated from the Company’s United States location for the years ended December 31, 2001, 2000 and 1999, respectively.

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

14. SELECTED QUARTERLY DATA (Unaudited)

The following table provides selected quarterly financial data for the last two fiscal years:

	Year ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$18,920	$21,224	$22,530	$20,213	$82,887
Gross margin (1), (2)	4,009	841	3,046	(33)	7,863
Net income (loss)	(1,075)	(3,747)	(977)	(4,810)	(10,609)
Income (loss) per common share: basic and diluted	(0.14)	(0.37)	(0.10)	(0.50)	(1.11)

	Year ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$21,488	$20,299	$18,533	$16,739	$77,059
Gross margin (3), (4), (5)	4,066	3,404	1,004	(1,119)	7,355
Loss before extraordinary item (6)	(351)	(679)	(11,076)	(6,388)	(18,494)
Net loss	(351)	(679)	(11,076)	(7,181)	(19,287)
Loss to common shareholders	(1,552)	(1,570)	(11,136)	(6,489)	(20,747)
Loss per common share before extraordinary item: basic and diluted	(0.27)	(0.27)	(1.90)	(0.92)	(3.36)
Loss per common share: basic and diluted	(0.27)	(0.27)	(1.90)	(1.05)	(3.49)

(1)	During 2001 the Company recorded provisions for anticipated losses on certain of the UK customer contracts in the amount of $260 or $0.03 per share in the first quarter, $2,005 or $0.23 per share in the second quarter, $414 or $0.04 per share in the third quarter and $372 or $0.04 per share in the fourth quarter.

(2)	During 2001 the Company recorded write downs of certain landing gear exchange assets in the fourth quarter of $651 or $0.07 per share.

(3)	During 2000 the Company recorded provisions for anticipated losses on certain of the UK customer contracts in the amount of $711 or $0.12 per share, in the third quarter, and $1,475 or $0.23 per share, in the fourth quarter

(4)	During 2000 the Company recorded write downs of certain landing gear exchange assets in the third quarter of $200 or $0.03 per share, and the fourth quarter of $630 or $0.10 per share.

(5)	During 2000 the Company recorded various expenses related to the change of control, primarily charged in the third quarter of $1,809 or $0.31 per share.

(6)	During 2000 the Company recorded expenses related to a tax valuation allowance adjustment in the third quarter of $5,976 or $1.02 per share, and the fourth quarter of $3,847 or $0.62 per share.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

15. SUBSEQUENT EVENTS

     On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly owned subsidiary of LHT, completed a successful tender offer of the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one

HAWKER PACIFIC AEROSPACE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

outstanding share of common stock of LHT Acquisition Corporation, owned by LHT was converted into one outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

     On April 3, 2002 in conjunction with the tender offer commenced by LHT, two complaints were filed in the Superior Court of the State of California, Los Angeles County, North Central District, against the Company and its directors. The complaints allege, inter alia, breaches of fiduciary duty to Company shareholders in connection with the LHT tender offer. The Company believes the claims to be without merit and intends to vigorously defend them. In June 2002, plaintiffs commenced voluntary dismissal of the complaints. On July 15, 2002, the Company was officially notified of the court’s dismissal of one of the complaints with the other dismissal pending.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

Accounts Receivable Allowance for Doubtful Accounts

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions (1)	Year

Year ended December 31, 1999	$301	$50	$—	$(27)	$324
Year ended December 31, 2000	324	983	—	(269)	1,038
Year ended December 31, 2001	1,038	(395)	—	(123)	520

(1)	Represents amounts written-off against the allowance for doubtful accounts.

Reserve for Excess and Slow-moving Inventory

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions (1)	Year

Year ended December 31, 1999	$1,765	$(337)	$—	$—	$1,428
Year ended December 31, 2000	1,428	320	—	(45)	1,703
Year ended December 31, 2001	1,703	35	—	(9)	1,729

(1)	Represents amounts written-off against the excess and slow-moving inventory reserve.

Forward Loss Provision on Certain Contracts

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions (1)	Year

Year ended December 31, 1999	$—	$—	$—	$—	$—
Year ended December 31, 2000	—	2,186	—	—	2,186
Year ended December 31, 2001	2,186	3,051	—	(2,801)	2,436

(1)	Represents amounts written-off against the forward loss provision.

S-1