Form 10-Q
period 2002-03-31
HAWKER PACIFIC AEROSPACE
filed 2002-08-14
CIK 1049625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]    NO  [  ]

     The number of shares of the registrant’s common stock outstanding on August 9, 2002, was one share.

Hawker Pacific Aerospace

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets
Cash	$1,411	$1,558
Accounts receivable, less allowance for doubtful accounts of $230 and $520 at March 31, 2002 and December 31, 2001, respectively	12,132	14,927
Inventories	30,057	31,390
Prepaid expenses	1,481	1,088
Deferred income taxes	3,822	3,810

Total current assets	48,903	52,773
Equipment and leasehold improvements, net	12,313	12,591
Exchange assets, net	30,238	31,193

Total fixed assets	42,551	43,784
Other assets	1,897	2,026

Total assets	$93,351	$98,583

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Line of credit — related party	$7,134	$7,207
Accounts payable	10,833	10,125
Deferred revenue	5,634	7,423
Accrued payroll and employee benefits	1,968	2,298
Accrued expenses and other liabilities	4,225	5,800
Current portion of note payable to related party	2,009	1,509

Total current liabilities	31,803	34,362
Long-term debt
Bank note	62,998	63,856
Deferred income taxes	4,700	4,625
Commitments and contingencies
Shareholders’ deficit
Common stock: 20,000,000 shares authorized; 10,196,257 issued and outstanding at March 31, 2002, and December 31, 2001	35,977	35,977
Accumulated deficit	(36,622)	(34,830)
Accumulated other comprehensive loss	(5,505)	(5,407)

Total shareholders’ deficit	(6,150)	(4,260)

Total liabilities and shareholders’ deficit	$93,351	$98,583

See accompanying Notes to Condensed Consolidated Financial Statements

Hawker Pacific Aerospace

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(unaudited)

	Three months ended
	March 31

	2002	2001

Revenue	$20,687	$18,920
Cost of revenue	18,514	14,911

Gross margin	2,173	4,009
Selling, general and administrative expense	2,680	3,074

Income (loss) from operations	(507)	935
Interest expense, net	(1,024)	(2,010)
Miscellaneous expense	(261)	—

Loss before income taxes	(1,792)	(1,075)
Income tax benefit	—	—

Net loss	$(1,792)	$(1,075)

Loss per common share: basic and diluted	$(0.18)	$(0.14)

Number of shares: basic and diluted	10,196,257	7,580,772

See accompanying Notes to Condensed Consolidated Financial Statements

Hawker Pacific Aerospace

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
(unaudited)

	Common Stock			Other
			Accumulated	Comprehensive
	# of Shares	Amount	Deficit	Loss	Total

Balances at December 31, 2001	10,196,257	$35,977	$(34,830)	$(5,407)	$(4,260)
Net loss			(1,792)		(1,792)
Foreign currency translation				(98)	(98)

Comprehensive loss					(1,890)

Balances at March 31, 2002	10,196,257	$35,977	$(36,622)	$(5,505)	$(6,150)

See accompanying Notes to Condensed Consolidated Financial Statements

4

Hawker Pacific Aerospace

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
(unaudited)

	Three months ended
	March 31

	2002	2001

Operating Activities
Net loss	$(1,792)	$(1,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(12)	—
Depreciation and amortization	1,072	1,128
Amortization of loan discounts and costs	33	245
Bad debt expense	15	15
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,696	(397)
Inventory	1,165	(4,328)
Prepaid expenses and other current assets	(332)	(350)
Accounts payable	764	937
Deferred revenue	(1,713)	2,376
Accrued liabilities	(2,237)	(248)

Cash used in operating activities	(341)	(1,697)
Investing Activities
Purchases of equipment, leasehold improvements and landing gear	(280)	(150)
Deposits for construction in progress	—	(80)

Cash used in investing activities	(280)	(230)
Financing Activities
Principal payments on bank notes	(4)	—
Borrowings on line of credit, net	478	—

Cash provided from financing activities	474	—

Decrease in cash	(147)	(1,927)
Cash, beginning of period	1,558	3,349

Cash, end of period	$1,411	1,422

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$518	$1,484
Non-cash items
Conversion of principal due on the LHT note payable into common stock	$—	$6,749
Conversion of interest due on the LHT note payable into common stock	$—	$503

See accompanying Notes to Condensed Consolidated Financial Statements

Hawker Pacific Aerospace

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(unaudited)

1. BASIS OF PRESENTATION

Interim Condensed Financial Statements

During interim periods, Hawker Pacific Aerospace (the “Company”) follows the accounting policies set forth in its Annual Report on Form 10-K and applies appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report on Form 10-K for fiscal year 2001 when reviewing interim financial results.

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates and assumptions include the accounts receivable allowance for doubtful accounts, a provision for potentially excess or slow-moving inventory, warranty accruals, deferred tax asset valuation allowances, and a provision for anticipated losses on future work covered by contracts performed at the Company’s UK operation (“Hawker UK”). Actual results may differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission’s requirements and contain all adjustments of a normal and recurring nature that are necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2001, respectively.

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

On October 1, 2001, First Union Securities Inc. was awarded $989 in an arbitrated claim against the Company. First Union provided investment banking services to the Company, and the claim sought payment of their fee for those services. Pursuant to an indemnification agreement, the Company ceded control of the First Union claim to a group of individual shareholders associated with Unique Investment Corporation (the “Unique Sellers”), and the Unique Sellers agreed to indemnify the Company for any costs related to the claim in excess of $250. The Company paid First Union the $989 award in October 2001 and has since incurred additional expenses related to this matter. As of October 22, 2001, the Unique Sellers had not honored their indemnification agreement, and the Company filed an arbitration claim to enforce the terms of the agreement, which include recovery of the award, expenses in excess of $250, and certain other expenses. As of December 31, 2001, the Company recorded an account receivable in the amount of $1,000 related to this matter. On June 21, 2002, the Company entered into a settlement agreement with the Unique Sellers under which the Unique Sellers agreed to pay the Company a total of $1,000 plus interest of 10% per annum commencing on or about September 19, 2002, in installments of $250 each in June, August, October and December 2002.

On April 3, 2002 in conjunction with the tender offer commenced by Lufthansa Technik AG (“LHT”), two complaints were filed in the Superior Court of the State of California, Los Angeles County, North Central District, against the Company and its directors. The complaints alleged, inter alia, breaches of fiduciary duty to Company shareholders in connection with the LHT tender offer. In June 2002, the plaintiffs voluntarily dismissed the complaints. On July 15, 2002, the Company was officially notified of the court’s dismissal of one of the complaints, with the other dismissal pending.

Hawker Pacific Aerospace

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(unaudited)

Loss per Share

Basic and diluted loss per common share is computed based upon the weighted average number of common shares outstanding for the period. The number of shares used in the calculation of basic and diluted loss per share for the three months ended March 31, 2002 and 2001 was 10,196,257 and 7,580,772, respectively.

The effect of dilutive securities was not included in the computation of diluted loss per share for the three months ended March 31, 2002 and 2001 because the effect would have been antidilutive. Options to purchase 690,122 shares of common stock and 814,004 shares of common stock at exercise prices between $6.88 and $9.88 were outstanding during 2002 and 2001, respectively, and were excluded from the computation of diluted loss per share as the exercise price was greater than the average market price of the common shares. Accordingly, basic loss per share is the same as diluted loss per share for all periods presented.

2. INVENTORIES

     Inventories are comprised of the following:

	March 31,	December 31,
	2002	2001

Purchased parts and assemblies	$22,230	$22,672
Work in process	7,827	8,718

	$30,057	$31,390

3. RELATED PARTY TRANSACTIONS

On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly owned subsidiary of LHT, completed a successful tender offer of the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer, LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all of its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one (1) outstanding share of common stock of LHT Acquisition Corporation owned by LHT was converted into one (1) outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

On June 8, 2001, LHT, provided a revolving line of credit to Hawker UK. The facility, which may be drawn up to an aggregate amount of 5,200 British pounds sterling ($7,963 at August 9, 2002) and must be repaid within 364 days. On October 10, 2001 LHT agreed to extend the term of the revolving line of credit for another 365 days if Hawker UK does not have sufficient funds at its disposal to pay the loan balance in full or in part, as of the repayment date. Amounts advanced under the facility bear interest, payable monthly, at a daily average rate based on the London Sterling Overnight Index Average (“SONIA”), plus 270 basis points (approximately 6% as of March 31, 2002). Proceeds from the facility are being used for capital investment and additional working capital at Hawker UK. As of August 9, 2002, the credit line is fully utilized.

During the first quarter of 2002, the Company received $1,100 from LHT for overhaul services rendered, and purchased $1,145 of spare parts from LHT.

Hawker Pacific Aerospace

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(unaudited)

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

This provision has been recorded for certain contracts performed at Hawker UK, and includes anticipated losses on overhaul events based on management’s estimates. During the three months ended March 31, 2002, $1,100 was utilized from the provision, and no additions were made to the provision.

5. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” sets forth standards for public companies relating to the reporting of financial and descriptive information about business segments and enterprise-wide operations. The Company operates in one segment. The following table sets forth certain geographic information related to the Company’s operations.

	United States		United Kingdom		Consolidated

As of March 31	2002	2001	2002	2001	2002	2001

Total assets	$52,316	$50,456	$41,035	$47,227	$93,351	$97,683
Total fixed assets (net of depreciation and amortization)	16,139	17,141	26,412	28,399	42,551	45,540

For the quarter ended March 31
Revenue by location of operations	12,716	14,189	7,971	4,731	20,687	18,920
Income (loss) before income taxes	(570)	210	(1,222)	(1,285)	(1,792)	(1,075)

The Company generated revenue from customers located outside of the United States of $9,991 and $7,106 for the quarters ended March 31, 2002 and 2001, respectively.

6. SUBSEQUENT EVENTS

On April 5, 2002, LHT and LHT Acquisition Corporation, a wholly owned subsidiary of LHT, completed a successful tender offer of the outstanding common shares of the Company not previously owned by LHT. As a result of the tender offer LHT and LHT Acquisition Corporation collectively owned approximately 96.5% of the outstanding common shares of the Company. On April 12, 2002, LHT contributed all its common shares of the Company to LHT Acquisition Corporation. On April 15, 2002, LHT Acquisition Corporation merged with and into the Company. Pursuant to the merger, all outstanding shares of common stock of the Company not tendered in the tender offer and not held by LHT or LHT Acquisition Corporation were converted into the right to receive $3.25 per share in cash. Upon the merger becoming effective, the one (1) outstanding share of common stock of LHT Acquisition Corporation owned by LHT was converted into one (1) outstanding share of common stock of the Company. LHT holds the one outstanding share of common stock of the Company. No other shares of common stock are outstanding.

On April 3, 2002, in conjunction with the tender offer commenced by LHT, two complaints were filed in the Superior Court of the State of California, Los Angeles County, North Central District, against the Company and its directors. The complaints alleged, inter alia, breaches of fiduciary duty to Company shareholders in connection with the LHT tender offer. In June 2002, the plaintiffs voluntarily dismissed the complaints. On July 15, 2002, the Company was officially notified of the court's dismissal of one of the complaints, with the other dismissal pending.

Hawker Pacific Aerospace

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis compares the Company’s results of operations for the quarter ended March 31, 2002, with the quarter ended March 31, 2001:

Revenue for the quarter increased by 9.3% to $20.7 million from $18.9 million for the comparable period in 2001. This increase occurred primarily in landing gear sales at Hawker UK. Total UK revenue increased $3.2 million versus the prior year quarter while total Sun Valley revenue decreased $1.5 million.

Cost of revenue increased by 24.2% to $18.5 million from $14.9 million in the first quarter of 2001. Sun Valley cost of revenue increased by 5.0%, or $0.5 million, from the prior comparable quarter, and UK cost of revenue increased by 64.5%, or $3.1 million on increased revenue of $3.2 million. The first quarter of 2002 included higher overhead costs due to reduced manhours and higher overhead rates incurred.

Gross margin for the first quarter decreased from $4.0 million in 2001 or 45.8% to $2.2 million in 2002 due to the increased cost of revenue in both facilities.

Selling, general and administrative expense for the first quarter decreased by $0.4 million or 12.8% from $3.1 million in 2001 to $2.7 million in 2002 primarily due to cost containment initiatives implemented by the Company.

Interest expense for the quarter decreased by $1.0 million or 49.0% from $2.0 million in 2001 to $1.0 million in 2002. The reduction was primarily due to the fact that first quarter 2001 included $0.5 of interest and amortization of discount related to the Company’s loan from LHT, which was converted to equity on March 16, 2001, and lower interest rates.

As a result of the increased cost of revenue and margin, partially offset by the decreases in selling, general and administrative expense and interest, the Company recorded a net loss for the quarter of $1.8 million, or $0.18 as compared with a net loss of $1.1 million or $0.14 per share in the first quarter of 2001.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial

Hawker Pacific Aerospace

statements). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition. The Company generates revenue primarily from repair and overhaul services. In some cases, overhaul revenue includes exchange fees that compensate the Company for the carrying cost of its exchange assets. The Company also generates revenue from the sale and distribution of spare parts, and the manufacturing of certain aircraft components. The revenue derived from spare parts sales and manufacturing are each individually less than 10% of total revenue.

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

After the landing gear shipset is exchanged and the customer is billed for the established cost of the overhaul, the landing gear shipset from the customer is overhauled and returned to the Company’s exchange asset pool. The estimated useful lives of these exchange assets range from 10 to 15 years depending on the age of the aircraft type, and the Company’s estimate of how many years of overhaul demand remain. Depreciation expense is recorded as a cost of revenue using the straight-line depreciation method.

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

Hawker Pacific Aerospace

Liquidity and Capital Resources

The following analysis compares material changes in the Company’s financial position from December 31, 2001, to March 31, 2002:

Inventories decreased by $1.3 million during the first quarter of 2002, primarily as a result of higher revenue during the quarter. The increase in revenue generated an decrease in deferred revenue of $1.8 million. As a result of the net loss for the period, the Company’s operating activities used cash of $0.3 million during the first quarter of 2002.

The Company expects that its cash liquidity will remain tight but manageable over the next few quarters. In order to maintain liquidity, the Company has made full use of the LHT credit line. As a wholly-owned subsidiary of LHT, the Company also expects to have access to liquidity from LHT, subject to certain limits LHT is expected to impose. The Company may also consider asset sales if necessary. The Company believes that these limits will be at such a level that together with potential asset sales, the Company will have sufficient funds to meet its cash requirements for the next twelve months.

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

If the US dollar continues to strengthen against the British pound, sales from the Company’s UK subsidiary will provide less consolidated revenue. A strong dollar also increases material costs for the Company’s UK operation, which purchases a significant portion of its materials from US suppliers. In addition, the value of the Company’s intercompany receivables from the UK operation will become less valuable.

Hawker Pacific Aerospace

Interest Rate Risk. The Company’s debt facilities carry interest rates that vary in accordance with the US and UK LIBOR. The Company is subject to potentially material fluctuations in its debt service as the LIBOR changes. The extent of this risk is not quantifiable or predictable however, a hypothetical 1% change in the interest rate would result in a $0.2 million change in interest expense.

Hawker Pacific Aerospace

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            99.1    Section 906 Certification

     (b)  Form 8-K

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKER PACIFIC AEROSPACE

Date: August 13, 2002	By	/s/ James R. Bennett James R. Bennett Chief Financial Officer (Principal Financial and Accounting Officer)